Form 10KSB
period 1995-06-30
STANSBURY HOLDINGS CORP
filed 1995-10-17
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from __________ to ______.

                           Commission File No. 0-6034

                         STANSBURY HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                Utah                                  87-0281239
   (State or other jurisdiction of
    incorporation or organization)         (I.R.S. Employer Identification No.)


  11515 Amanda Drive, Studio City, CA        91604          (818) 763-0460
(Address of principal executive office)    (Zip Code)  (Registrant's telephone
                                                           number, including
                                                                area code)

       Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __. No. X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The issuer had no revenues for this fiscal year. As of the week of October 2, 1995, the aggregate market value of common stock held by non-affiliates was $8,724,896 based on the average bid and asked price for the week of October 9, 1995.

As of October 15, 1995, the number of share outstanding was 19,092,968.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes __.  No X.

NOTICE:   [1]  This  Annual  Report  on Form  10-KSB  does not  contain  audited financial statements . If the audit now being conducted by Arthur
               Andersen & Co., L.L.P., is completed, an amended Annual Report will be filed.

          [2] The persons who served as directors and officers of the Company during the first half of this reporting period (July 1, 1994 - December 12, 1994) have refused to cooperate with the Company in preparing this Annual Report. There may, therefore, exist material, adverse matters concerning the Company which are known to former management but of which the Company is presently unaware.

                               TABLE OF CONTENTS


                                                                            Page


ITEM 1.         Description of Business...................................... 1

ITEM 2.         Description of Properties.................................... 3

ITEM 3.         Legal Proceedings............................................12

ITEM 4.         Submission of Matters to a Vote of Security Holders..........16


                                    PART II


ITEM 5.         Market for Common Equity and Related Stockholder Matters......16

ITEM 6.         Management's Discussion and Analysis of Plan of Operation.....17

ITEM 7.         Financial Statements..........................................23

ITEM 8.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................26


                                    PART III


ITEM 9.         Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16 (a) of the Exchange Act.........26

ITEM 10.        Executive Compensation........................................28

ITEM 11.        Security Ownership of Certain Beneficial Owners and
                   Management.................................................29

ITEM 12.        Certain Relationships and Related Transactions................30

ITEM 13.        Exhibits and Reports on Form 8-K
                   Exhibits   ................................................30
                   Reports on Form 8-K........................................31

SIGNATURES         ...........................................................32

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development.


     Stansbury Holdings Corporation ("Stansbury" or the "Company") is a development stage mining company incorporated in the State of Utah in 1969. Stansbury owns or leases the largest known undeveloped reserves of vermiculite in North America. The property is located near Hamilton, Montana. Drill proven mining reserves total 5 million tons of 11.6% vermiculite at a waste to ore ratio of 0.37:1. Drill proven reserves are sufficient to sustain operations for a period in excess of 12 years. Significant inferred reserves have yet to be examined.


     In the last three fiscal years, i.e., from June 30, 1992 to June 30, 1995, the Company was not engaged in operations and did not derive revenue from any source. On December 12, 1994, in a proxy contest initiated by a shareholders' committee, a new board of directors was elected (the "New Board"); and new officers were elected by the New Board. As a result, a change in control occurred.


     Since December 12, 1994, the Company has raised approximately $229,000 in loans from existing shareholders. An additional $11,500 was raised in the form of loans from non-shareholders on the same terms as those from existing shareholders. The proceeds have been used to pay real estate taxes and withholding taxes, trade debts, consultant's fees, attorneys' fees, some of the expenses of the 1994 proxy contest and accountants' fees. Several thousand dollars were also used to pay a contractor to perform reclamation work in September, 1995 at the site of the Company's proposed mine in Montana, at the request of the U.S. Forest Service.


     On September 19, 1995, the Company engaged Arthur Andersen LLP to perform an audit of the Company's financial statements for the year ended June 30, 1995. The audit has been initiated; but is at a very preliminary stage. No assurance can be given that the audit will be completed.


     The proposed mine will not be in operation, i.e., producing mineral for sale, during calendar year 1996.


     (b)  Business of Issuer.


     The Company hopes to develop and operate an open-pit vermiculite mine on mineral claims leased by the Company in Ravalli County,

Montana. See Item 2, below. Since the construction of the proposed mine has not begun, the Company does not have any principal products or services.


     Final approval of the Company's Environmental Impact Statement ("EIS") was obtained on January 3, 1994. An operating permit is available. However, to obtain the permit, the Company must first post a reclamation bond in the amount of $252,000, subject to revision as changes in the plan occur and, at a minimum, once every 5 years. The Company does not currently have the funds available to post the reclamation bond.


     The Company's operations, if commenced, will be subject to regulation by the United States Forest Service, the United States Environmental Protection Agency and the Montana Department of Environmental Quality (formerly Department of State Lands). Pursuant to the EIS, the Company is subject to certain limitations and conditions as to the time of operation and the method of operation. For example, operation of the proposed mine is limited to a 150-day operating cycle from May through October 15 of any calendar year.


     As a result, federal and state environmental, mining and land regulation of the Company's construction and operations activities, if commenced, will continue to be pervasive. Changes in any or all of these laws and regulations could have a material, adverse impact on the Company's prospects or its future operations, if commenced. In addition, the Company is required to comply with the regulations of the United States Securities and Exchange Commission, the Division of Corporations of the State of Utah and federal and state taxing authorities.


     The Company had no employees during the reporting period. As of May 23, 1995, the Company hired Michael F. LaFleur as an independent contractor, to serve as a consultant at a fee of $5,000 per month. On September 18, 1995, Mr. LaFleur was employed by the Company as its Chief Executive Officer; and he was also elected to the Company's Board of Directors. Mr. LaFleur receives a salary of $5,000 per month as Chief Executive Officer. Mr. LaFleur has no contract or stock option plan. All other directors continue to serve without compensation or stock option plan.


     See Items 3 and 10, below, for discussion of issues relating to former management, who were officers and directors of the Company from July 1, 1994 to December 12, 1994.

ITEM 2.  DESCRIPTION OF PROPERTIES

     (a)  General.

     The Company has no plants in any location.


The Field Office

     The Company owns a small office building and surrounding land (1.25 acres) in Victor, Montana (see Map "A"), which can be used for a field office (the "Field Office Property"). The land is owned in fee simple. The Field Office Property had been sold in a tax sale because the Company, under former management, had not paid applicable real estate taxes. In May, 1995, under the New Board, the Company redeemed the Field Office Property; and it is now free and clear of any lien except for certain of the judgments discussed in Item 3 below.


     The Company believes the condition of the Field Office Property is acceptable for its purpose, should the Company be able to commence construction activities in the future.


The Vermiculite Claims

     The Company also leases certain mineral claims in the Bitterroot National Forest in Ravalli County, Montana. Under the name of the "Western Vermiculite Project," the Company proposes to build a project consisting of an open pit mine, haul road, ore concentrator, host rock waste stockpile, water storage tanks, sedimentation ponds and administrative and maintenance buildings. The Company has not commenced construction; and the Company has no funds on hand or committed to finance commencement of construction.


     The Company proposes to ship vermiculite concentrate to an exfoliation plant to be constructed at a location yet to be selected by the Company.


     The Company's 85 unpatented lode mining claims, comprising approximately 1,750 acres, are located about 11 air miles east and slightly north of Hamilton, Montana. (See Map A). Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad is an additional 9 miles north of Hamilton in Victor, Montana.

     The claims lie near the crest of the south end of the Sapphire Mountains at elevations of approximately 7,000 feet above sea level. The area is part of the Bitterroot National Forest and the claims are found within the Skalkaho igneous complex on the western flank of the Skalkaho mountains and in the upper portion of the Saint Clair Creek drainage area. The Skalkaho igneous complex is an elongated igneous body about four miles long by one mile wide with its major axis tending east-west.


     The zone of interest in the Skalkaho igneous complex consists of biotite pyroxenite exposures which contain vermiculite. Biotite and vermiculite are both hydrated sheet silicates. Principal exploration of the Company's claims to date has been conducted on the ABM Ridge and Horse Ridge. These ridges are the most accessible and have the best outcrops and consequently have been the first to be studied. The average depth of the vermiculite deposits is 41.9 feet on ABM Ridge and 62.2 feet on Horse Ridge.


     The maps on the following pages give the location of the property:


     - Map A, entitled "Project Location" indicates the geographical location of the mine in relation to Victor and Hamilton, Montana and to the Montana Rail Link Railroad.


     - Map B, entitled "Proposed Facilities Plan and Wetlands Areas of Interest" is a schematic showing the configuration of the mine site.

                           MAP A - PROJECT LOCATION -


                  Graphic Omitted - see description on Page 4.

       MAP B - PROPOSED FACILITIES PLAN AND WETLANDS AREAS OF INTEREST -


                  Graphic Omitted - see description on Page 4.

     The proposed mine would be located on ABM Ridge (see Map "B") and would involve disturbance of approximately 77 acres. A portion of the permit area is comprised of unreclaimed land disturbed by previous mining activities. Prior mining operation at the proposed project site are documented in the EIS; and remnants of these historic operations and structures are evident on the site.


     Elevations for the mine site and vicinity range from about 6,600 to 7,200 feet. Most of the surrounding area is forested. Ground water would probably be encountered approximately halfway through the mining operation.


     At  the  request  of  the  U.S.  Forest  Service,   the  Company  performed
reclamation work at the proposed mine site in September, 1995.


     The Company believes that its vermiculite deposits are unique in that they appear to contain no fibrous asbestiform particulates. To date, periodic testing of bore hole samples, and dust samples from the air has not identified fibrous asbestiform particulates. Asbestos mineral particles can produce severe health effects when trapped in the lungs or ingested.


     Consequently,  the Company's  vermiculite  deposits,  if exploited,  should
offer  a   significant   safety  and  marketing   advantage   over  other  known
"contaminated" deposits.


Lease of Certain Vermiculite Claims

     Twenty-two of the vermiculite claims are leased to the Company. The lease was assigned to the Company on June 6, 1986 pursuant to a lease dated August 2, 1976 with a private party. The assignment by Green International, Inc. was in connection with the settlement of certain obligations owed to the Green Trust. The lease permits the lessee to purchase the claims for one million dollars during the terms of the lease or any extensions thereof. The lease term was renewed during November, 1987; and is renewable for additional consecutive 10 year terms upon five days prior notice. The lease requires an advance royalty payment of $6,000 per year. Royalty payments, including any minimum advance royalty payment, are applied against the purchase price of the claims.


     The lease was supplemented on May 30, 1977 to grant the lessor a $2 per ton royalty on 18 additional claims adjacent to the 22 claims referred to above.

The Mineral Vermiculite and Its Uses

     The Company hopes to mine and market vermiculite, a naturally occurring mineral found in significant deposits in only a few locations widely scattered throughout the world. These locations include the United States, Argentina, Brazil, South Africa, Kenya, India and Japan.


     Vermiculite is a sheet silicate which on the molecular level has water molecules between layered sheets of vermiculite. Upon heating, the water molecules turn to steam and cause the mineral to exfoliate (or "pop") to a size as much as 15 times the original volume Vermiculite has the unusual property of being able to expand several fold when heated, due to the presence of extra molecules of water located within the crystal lattice. It exfoliates into worm or accordion-like shapes. When exfoliated, it has a low bulk density with a high insulating and cationic exchange capacity. It is used as an ingredient in high value artificial soil mixes, fire proofing spray-on gunite mixes, as a fire protection agent in gypsum wall board, as ladle covering in metal smelting, as a toxic waste collector, as insulation in roofs, ceilings and walls, as well as in a host of other industries. The dominant uses are in the construction and agricultural sectors of the economy.


     There are no substitutes for vermiculite in some applications, such as fire proofing gunites, which finds substantial demand in the fireproofing of high rise buildings. In the agricultural sector, vermiculite, when mixed with peat, provides the most superior artificial soil mix available for the propagation of commercial foodstuffs, trees and bushes.


     The lightweight nature of expanded or exfoliated vermiculite makes it a useful commodity with applications in industries such as (1) loose-fill insulation, (2) lightweight board insulation, (3) gypsum board fire proofing,
(4) acoustical plasters and tiles, (5) insecticides and herbicides, (6) toxic chemical storage and transportation, (7) packing materials, (8) filtration, (9) fireproof gunite and (10) animal feedstuffs. The Company does not presently have any commitments for purchase of its product by companies within these industries; but believes that sales can be achieved if the proposed mine is placed in production.


     Exfoliated vermiculite is generally graded from 0 to 5 with 0 being the largest and 5 the smallest grade in size. Initial testing shows that the Company's deposit can produce the coarser grades 0 to 1 which are believed to be the most desirable in significant quantities in the United States; and the Company may consequently be able to provide a needed product commanding higher prices than the other grades of vermiculite.


Reserves

     The Stansbury vermiculite deposit, located near Mt. Skalkaho, Bitterroot National Forest, Ravalli County, Montana, was discovered many years ago and was first identified as a sizable deposit in the 1930's. Sporadic attempts have been made to develop a mine, with the latest attempt being in the late 1970's. Over the years, it has been referred to as the Mt. Skalkaho deposit, the Western Vermiculite deposit, the Gird Creek deposit and, most recently, the Stansbury vermiculite deposit.


     Since its discovery, a number of estimates have been made as to the mineral resource inventory in the deposit, but until 1986, previous estimates were based on visual observation of surface characteristics and the areal extent of the mineralization, limited trenching and some drilling conducted in the late 1970's with a rotary drill. None of these methods quantified the amount and grade of vermiculite mineralization accurately.


     However, in the summer and fall of 1986, Boyles Bros. Drilling Co., of Spokane, Washington, was engaged to drill out two of the main sub-deposits, referred to as ABM Ridge and Horse Ridge, with a diamond core drill. This work was directed by Western Resources Company ("Western Resources").


     During 1986, a total of 90 holes were drilled on approximately 31 acres of the Company's 1,750 acres under claim. The 90 holes which produced in excess of 9,500 feet of core, included 44 holes on ABM Ridge and 46 holes on Horse Ridge. The core samples were used to develop a mineral resource inventory for the property. The triangle method of calculating resource blocks was used and core samples with vermiculite grades of less than 6% were excluded from consideration.

     The results of the drilling program suggest that the reserves are sufficient to sustain an open-pit vermiculite mine with a life expectancy in excess of 12 years based upon proposed current business plans and cost analyses. The overall geologic deposit consists of an ultramafic intrusive into the Wallace calc-silicate formation. The ultramafic rocks are surrounded by an intrusibe syenite halo. The ultramafic zone is approximately 1 mile wide by around 3 miles long. The ultramafic rock dominantly consists of amphibolitic minerals, such as green amphibole, pyroxene, hornblende, biotite, feldspar, magnetite, vermiculite, sphene and other minor minerals. The rock is generically referred to as pyroxenite. It is soft and weathered, generally to a depth of 40' to 100'. The deposits, even though weathered, form local erosional highs.


     Within the overall geologic setting, "pods" of vermiculite occur. The vermiculite is an unusually weathered form of ordinary biotite mica, wherein the potassium ion has been replaced by a magnesium ion in the crystal structure and extra water molecules have been introduced between the crystal structure and extra water molecules have been introduced between the crystal platelets. Thus, at depth, the vermiculite grades into hydro-biotite and ultimately into biotite mica. It is due to these changes in the crystal makeup that the vermiculite becomes unique and of value. When heated to 280 degrees centigrade, it "exfoliates", or expands in an accordion-like manner, to several times its original volume. It can then be used in soil mixes, as light weight concrete aggregate, as insulation and as carriers of fertilizers, insecticides and mineral feed supplements for cattle etc., among other uses.


     In addition to the two sub-deposits that have been drilled to any consequence, several other sub-deposits exist that have yet to be drilled, such as the area behind ABM Ridge, the Barber Pole area and the flanks of Mt. Skalkaho.


     In 1986-87, mineral resource inventory was prepared for both ABM and Horse Ridges, using an arbitrary 6% cutoff as the limits of the mineral resource inventory. The density of the in situ rock at varying grades of vermiculite and percentages of magnetic minerals had previously been determined at Mountain States. An average of 11.11 cubic feet per in-place short ton was used as the density factor.


     Potentially mineable mineral resources were calculated by examining the geologic inventory described above and allowing for obvious in-pit waste (material having an average grade of less than 6% vermiculite), unmineable roads within the blocks and pit backslope waste.


     The sub-deposit on ABM Ridge appears to have been thoroughly drilled out with little potential for significant additional resources. There is still some significant potential for additional resources to be discovered on Horse Ridge as well as in a number of other areas within the claim block. The overall mineralized zone under mining claim is quite large with substantial potential for the delineation of additional quantities of vermiculite resources, which can only be delineated by further drilling.


     In the professional judgment of Mark R. Welch, Mining Engineer and President of Western Resources, based on the 1986-87 work, that the following mineral inventory has been confirmed as drill-proven vermiculite mineral inventory:



     Geologic Mineral Resources

     Location             Tons           Grade, % V           Contained Tons, V

     ABM Ridge         2,415,000    @       8.67%        =         209,297
     Horse Ridge       3,882,000    @      10.79%        =         418,841


     Potentially Mineable Mineral Resources

     ABM Ridge            Tons            Grade, % V           Contained Tons, V

     Ore               1,931,000    @       9.74%        =         188,124
     In-pit Waste        934,000             -                        -

     Horse Ridge

     Ore               3,098,000    @      12.79%                  396,228
     In-pit Waste        910,000             -                        -


     The average depth of the geologic mineral resource for ABM Ridge for resources greater than 6% weighted average vermiculite content is 41.9 feet, and that of Horse Ridge, 62.6 feet.


     The potentially mineable mineral resources of both sub-deposits assume a 6% cutoff.


     Not included in the potentially mineable mineral resource inventories are the recovery and process losses that can be expected during mining, milling and processing. It is expected that an overall recovery factor of approximately 57% will be achieved. However, the mineability of these sub-deposit mineral resources will be a function of the costs assigned to the operation.


     The Western Resources study summarized above has not been updated. Mark Welch, the mining engineer who furnished the above study, is a director, officer and shareholder of Western Resources.

James M. Rosel, a director of the Company (See Item 9), is also a director, officer and shareholder of Western Resources. Subsequent to the 1987 study being rendered, through Western Resources Company of Montana, Inc., a related New Mexico corporation owned by Messers Rosel, Welch and David K. Hogan, Mr. Rosel (with Messers Welch and Hogan) beneficially owns 500,000 shares of the Company, which Western Resources accepted in settlement of the Company's debt to it for services rendered pursuant to the consulting agreement between Stanbury and Western Resources, which included furnishing the above study. In addition, Mr. Rosel owns of record 50 shares, which were donated to him by Mr. Sanford.


     Because the Company has not commenced operations, and will not commence such operations in calendar year 1996, the Company refrains from discussing general competitive conditions.


     (b) Investment Policies.

     The Company has no investments.


     (c) Description of Real Estate and Operating Data.

     The Company received inquiries from realtors during the reporting period as to whether it wished to list the Field Office Property for sale. The Company responded in the negative.


     There is no insurance on any of the Company's properties. Insurance will be necessary before commencing construction.


     (d) Government Regulations and Environmental Matters.

     Mineral exploration and production is subject to environmental regulations by federal, state and county authorities. In most states, mineral exploration and production is regulated by conservation laws and other statutes and regulations relating to exploration procedures, reclamation, safety of mine operations, employee health and safety, use of explosives, air and water quality standards, noxious odors, noise, dust and other environmental protection controls.

ITEM 3.  LEGAL PROCEEDINGS

     Simultaneously with the filing of this Report with the U.S. Securities and Exchange Commission, the Company is commencing suit in the United States District Court for the District of Utah against former management. The Company's suit is against Robert V. Murton, its former president, Charles McLaughlin, also its former president, Dr. Sami I. A. Samani, Peter Samani and Thomas DeRosa, its former secretary. All of the defendants, with the exception of Mr. DeRosa who resigned as director and secretary during the previous reporting period, served as directors and/or officers of the Company during the first half of the reporting period.


     This new litigation is discussed in Item 3(b) below.


     (a) Judgments Against the Company.


     There are two classes of monetary judgments against the Company, all entered under former management.


     First, in the course of the New Board's factual investigation after taking office, the Company discovered that three recent judgments were entered against the Company in 1993 and 1994 under former management:


     1. In 1993, a judgment was entered against the Company in the Superior Court of Bergen County, New Jersey, in favor of Michael Bauernfiend in the amount of $8,163.82. The judgment is accruing interest and is not satisfied.


     2. In 1994, a judgment was entered against the Company in the Third District Court of the State of Utah (Salt Lake City) in 1994 in the amount of $63,360 in favor of Mr. and Mrs. James Herd. The judgment is accruing interest and is not satisfied. On September 20, 1994, this judgment was recorded (in the amount of $71,473) as a lien in Montana on the Company's properties discussed in
Item 2 above.


     3. On November 22, 1994, judgment was entered in favor of the law firm of Dorsey & Whitney against the Company in the United States District Court for the District of Montana in the amount of $85,310.10. The judgment is accruing interest and is not satisfied. It constitutes a lien on the Company's properties (See Item 2).


     Second, in addition to these recent judgments, state court records in Utah show the following prior unsatisfied judgments against the Company:


     In Martineau & Assoc. vs. Stansbury, a judgment was entered in May, 1991 in the amount of $4,268.66, $1,533.00 attorney's fees, $43.75 court costs, with interest accruing since that date.

     In Jerry Brown vs. Stansbury, a judgment was entered on May 22, 1984, in the amount of $32,457.72, and costs of $51.25, with interest accruing since that date.


     In Union Bank vs. Stansbury, a judgment was obtained on December 12, 1984, in the amount of $41,632.92, $3,000.00, attorneys' fees and $45.50 costs, with interest accruing since that date.


     In Goodyear Tire vs. Stansbury, a judgment was obtained on August 16, 1984 in the amount of $1,397,186.29, $36.75 court costs, with interest accruing since that date.


     In Quality Oil Company vs. Stansbury, a judgment was entered on June 28, 1984, in the amount of $1,623,004.00, $451.65 costs and $11,457.75 attorney's fees, with interest accruing at the rate of 20% annum from October 1, 1981.


     Former management of Stansbury has refused to discuss any of these (or any other) matters with current management. However, the Company believes that all of the above judgments were entered by default; and that no defense was offered by the Company. Because former management has refused to cooperate in preparation of this Annual Report on Form 10-KSB, the Company is not able to state whether there exist good and bona fide defenses to any of these claims.


     The Company is seeking forbearance agreements from the three recent judgment creditors listed above. In connection with the June 30, 1995 audit, the Company intends to seek an opinion from Utah counsel as to whether the above prior judgments are still valid and enforceable, especially in light of the Company's involvement in Chapter 11 bankruptcy proceedings from February 21, 1985 until January 26, 1994.


     Pending receipt of that opinion, the Company has not contacted the prior judgment creditors because it believes all of those judgments (except Martineau) were discharged in bankruptcy.


     (b) Litigation with Former Management.

     On September 19, 1995, counsel for Dr. Sami I. A. Samani and Thomas J. DeRosa (two of the former directors of the Company who were ousted from office by the shareholders on December 12, 1994) made a written demand on the Company to pay a judgment obtained against them as a result of personal guarantees by them of the Company's debt to Mr.

and Mrs. Herd. See Item 3(a) above. Dr. Samani and Mr. DeRosa threatened to file a suit against the Company to foreclose on two second mortgages allegedly held by them on the Company's mineral claims. The Company has attempted to resolve this demand, and to resolve all issues between these former directors and the Company without litigation. However, Dr. Samani and Mr. DeRosa have set a deadline of October 19, 1995, and they are refusing to negotiate until the judgment obtained against them by Mr. and Mrs. James Herd is paid or settled by the Company.


     The Company's claims against former management, which was filed on October 15, 1995, include the following:


     1) to enjoin violations of Section 13(d) of the Exchange Act;


     2) to enjoin violations of Section 10(b) of the Exchange Act; and


     3) to enjoin violations of their breach of fiduciary duty, fraud, negligence, gross negligence and conspiracy.


     The gist of the Company's case is that former management invalidly issued to themselves 1,973,066 shares and demand notes in the amount of $342,295.23 on or before December 12, 1994 for no consideration or for grossly inadequate consideration. The Company has been unable to find sufficient evidence to support the validly of that debt or the issuance of stock. As a result, the Company is asking the Court for a temporary restraining order and a preliminary injunction to (a) enjoin former management from commencing a suit to foreclose on the second mortgage in any jurisdiction other than the District of Utah and
(b) to enjoin former management from offering, selling, pledging, voting or transferring ownership of the above shares. As final relief, the Company is seeking money damages, cancellation of the above shares and demand notes and the invalidation of the second mortgage.


     The Company expects former management to contest the suit vigorously. This litigation may include an attempt by Dr. Samani and Mr. DeRosa to foreclose on their alleged second mortgages. The Company believes that it has meritorious defenses to such a foreclosure suit.


     This type of litigation, however, may have a material, adverse impact on the Company's prospects, as well as diverting management's time and financial resources from the current attempt to resuscitate the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to security holders through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Because former management of the Company failed to file required reports with the United States Securities and Exchange Commission and otherwise failed to keep the Company in compliance with applicable federal and state laws, the Company is not in compliance with the reporting requirements of applicable federal securities laws. On January 21, 1992, the Company's shares were delisted from the National Reporting System of the National Market System of Securities Dealers. The shares continue to trade in the "pink sheets."


     The following table shows the reported "bid" and "ask" price for the Company's stock for each quarter of the reporting period and the previous reporting period:

          DATE      OPEN          HIGH         LOW         CLOSE
          9/93        *            *            *           .05
         12/93        *            *            *           1/8
          3/94        *            *            *           1/16
          6/94       1/8          5/16         1/16         1/16
          9/94       3/32         3/8          1/15         1/4
         12/94       7/16         5/8          1/8          1/8
          3/95       3/8          1/2          3/32         1/8
          6/95       .35          7/16         1/8          3/16

               *Information not available.

Source: Bloomberg.

     The Company believes there is not an efficient market for its stock; and that market prices may not reflect either the value of the Company's shares or current and available information concerning the Company or its prospects. The quotations represent prices in the over-the-counter market between dealers in securities; and do not include or reflect markups, markdowns or commissions; and do not necessarily represent actual transactions.


     As of October 15, 1995, there were approximately 3,723 shareholders of record.


     No dividends have been declared or paid; and it is not anticipated that cash or stock dividends will be paid in the foreseeable future.


     There can be no assurance that cash dividends can or ever will be paid since payments are contingent upon future improvements, if any, to the Company's financial condition, capital requirements, prevailing business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is not liquid. Should any of the current judgment creditors (see Item 3) attach the Registrant's assets, the efforts now underway to revive Stansbury would be imperiled. In the absence of forbearances or negotiated settlements with judgment creditors, the Company's revival is unlikely.


     Since taking office in December, 1994, the New Board has continued to implement the platform of the Committee for New Management of Stansbury Holdings (the "Committee") set forth in the Committee's proxy materials for the December 12, 1994 special meeting of shareholders. Pursuant thereto, the New Board has:


     - placed "on hold" all actions approved by former management which had not been fully implemented, pending a thorough review;


     - attempted to identify, locate and take possession of the assets, books and records of Stansbury;


     - begun evaluating Stansbury's assets, including the status of its mineral claims and leases, permits and environmental impact statement; and

     -  begun  conducting  an  investigation   of,  and  instituted   litigation
involving, the activities of prior management.


     Since the New Board was elected, the Company has (a) made the required annual filings with the State of Utah's Division of Corporations (b) registered to do business as a foreign corporation in Montana; (c) paid trade and tax creditors, including redeeming the Field Office Property in Victor, Montana, which had been sold at a tax sale. A principal executive office address and a telephone number have been established. Since December, 1995, Stansbury has been filing required periodic reports with the U.S. Securities and Exchange Commission.


     In addition, the New Board has:


     -  engaged  Arthur  Andersen  LLP  as  the  Company's   independent  public
accountant to perform an audit of the Company's financial statements for the year ended June 30, 1995;


     -  identified,   prioritized  and  begun  paying  trade  debts,  liens  and judgments;


     - paid all real estate taxes and tax accountants' fees;


     - engaged an experienced mining executive as a consultant (since September 18, 1995, the Company's Chief Executive Officer) to perform a review of the assets, permits, financial records and a prior feasibility study of the Company;


     - started to develop a business plan to maximize shareholder value; and


     - started to prepare a capital plan for Stansbury for the next twelve months.


     It is expected that any auditor's opinion, if obtained, will be qualified in nature and will include, among other things, a "going concern" qualification. The Company is a development stage company which is not presently engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to 20 million in permanent financing.


     The following activities are currently "on hold" until the above goals are achieved:

     - seeking a re-listing of the Company's shares on the national quotation system of the National Association of Securities Dealers; and


     - studying other avenues for growth and profitability.


     The Company has to date raised over $240,000 by way of interim financing. The financing is in the form of loans from existing shareholders of the Company and two non-shareholders, who either already are or thereby became members of the Committee for New Management of Stansbury Holdings (the "Committee"). The terms of the loans were previously disclosed in Form 10-QSB of March 31, 1995, which is repeated and incorporated by reference herein.


     The Company's fundraising effort is on-going, as the Company is seeking to raise approximately $50,000 per month over the next six months. Additional monies to be raised in the future will be principally devoted to:


     (a) paying for preparation of a 1994 and 1995 corporate income tax return and for Arthur Andersen's audit of the Company's financial statements for the year ended June 30, 1995;


     (b) preparation and filing of an amended Annual Report on Form 10-KSB for the year ended June 30, 1995 (i) so that the Company may become current with the SEC in its public filings and (ii) so that the Company may then apply to the National Association of Securities Dealers to have its shares re-listed for trading on the NASDAQ;


     (c) payments of attorneys' fees (for Montana, Utah and corporate counsel);


     (d) payment of the CEO's salary and expenses; and


     (e) payment of directors' expenses.


     In May, 1995 the Insurance Commissioner of the State of Utah, as liquidator of two insurance companies, (the "State") offered, in principal, to enter into an agreement with the Company (a) to amend the State's mortgage on the Company's mineral claims so as to allow the Committee's members to have an equal, first lien security interest in those claims as long as the State's position was not adversely affected and (b) to enter into a forbearance agreement with the Company regarding (i) sale of the State's shares of Stansbury's stock and (ii) any foreclosure on its mortgage.

     In July, 1995, the Company discovered that a set of second mortgages existed on the Company's mineral claims, including two in the name of members of former management. In light of the dispute with former management (See Item 3), the State and the Company have not implemented their agreement in principal. Among other things, the State has concluded that it is not possible at this time to amend its first mortgage so as to permit the Committee to take an equal, first lien position without jeopardizing its first lien priority vis-a-vis former management's second mortgages (if valid). Counsel for the Company concurs with this conclusion. Issuance of notes evidencing the Company's indebtedness to various Committee members is, therefore, "on hold" pending resolution of the dispute, and litigation, with former management. See Item 3.


     By way of a business plan, should the additional $300,000 referred to above be obtained, the New Board would then intend to file an amended Annual Report on Form 10-KSB, to issue shares of Stansbury stock to Committee members, as agreed, as additional consideration for their loans, to seek a re-listing of the Company's shares on NASDAQ and thereafter to call a regular annual shareholders meeting.


     At such annual meeting, the New Board presently expects to ask the shareholders to take some or all of the following actions:


     (a) elect the nominees of the New Board;


     (b) ratify and approve a stock option plan for management for the next year;


     (c) ratify the selection of an independent public accountant for the next year;


     (d) approve a class of preferred stock;


     (e) approve amendments to the Company's articles of incorporation; and


     (f) act on such other matters as may properly come before an annual meeting.


     The New Board would then propose that the Company seek new equity to pay off remaining debts incurred under the former management and to furnish working capital. With the net proceeds of such a $2 to 3 million "best efforts" offering in hand, the Company would then seek debt and equity financing to fund construction of $15 to 20 million.

If - and only if - such financing is obtained, construction of the proposed open-pit vermiculite mine could begin in or about mid-1996.


     This is a very ambitious program, especially in light of the problems facing the Company. No assurance can be given that any of the above goals can be achieved. The Company's shareholders (and any person considering purchasing shares of Stansbury stock) should specifically note the following:


     1. There are material ongoing disputes, and litigation, with former management. See Item 3.


     2. Even with the filing of this Report, Stansbury is still not in compliance with the periodic reporting requirements of the SEC, which may impair or prevent the Company's ability to raise capital because no Annual Report on Form 10-KSB has been filed for any fiscal year after June 30, 1991.


     3. The New Board expressly disclaims any responsibility for and denies any express or implied representation as to the truth or completeness of any part of the 1991 Annual Report filed by former management in July, 1992.


     4. Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described herein.


     5. The mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time. There can be no assurance that such permits will be granted in the future as needed, and, if such permits are not granted, the Company or any mining venture in which it is a participant could be required to curtail or cease its development plans or operations with serious adverse consequences to its liquidity and profitability. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof or additional taxes could have a material adverse impact on the Company.


     6. Any development of Stansbury's leases or mineral resources will require applications for issuance of permits from federal and state authorities, including the U.S. Forest Service and the State of Montana's Department of Environmental Quality.


     7. There exists an unknown quantum of environmental and community opposition to any mining activity by Stansbury in Ravalli County, Montana where the proposed mine would be located. Last year, a newspaper article published in Montana stated that a "concerned citizens coalition" was seeking to raise funds to initiate litigation to block issuance of permits as part of a "No Stansbury" campaign. No assurance can be given that any such environmental and citizens litigation, if instituted, would not succeed in blocking Stansbury's development of its mineral leases.


     8. As of December 31, 1994, members of the Committee were collectively owed $1,062,768 by Stansbury. The members of the Committee are now owed an additional $240,100. The New Board is seeking at least an additional $300,000 from current or future members of the Committee which, if obtained, will result in a total indebtedness by the Company to members of the Committee of approximately $1.6 million.


     The liquidator for Southern Insurance Company, a member of the Committee, holds a recorded first mortgage for $796,435 on the mineral leases of Stansbury securing a debt of $881,435, which is included in the above totals.


     9. A successful resolution of any or all of the above matters will require substantial injections of new capital. No assurance can be given that such capital can be raised.


     10. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Some creditors of the Company have judgments against the Company upon which they could seek to execute.


     If a business plan with a reasonable likelihood of success, including provision for new capital, appears unachievable, any or all the New Directors, as well as the Company's Executive Officers, may elect to resign from the Board, to cause Stansbury to file for reorganization under federal bankruptcy laws, to adopt a plan of recapitalization, to adopt a plan of liquidation or to seek a purchaser for Stansbury. The foregoing list is not intended to be exhaustive.


     The New Board believes that no current shareholder or prospective investor should buy or sell shares of Stansbury stock in reliance on the 1991 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

     The Company is presently unable to file, as required, audited, annual financial statements in this Annual Report on Form 10-KSB for the year ended June 30, 1995 for the reasons described below.


     The Company last filed an Annual Report on Form 10-K for the year ended June 30, 1991 in July, 1992. The current Board of Directors and management of the Company are the result of a successful proxy contest to elect a new Board of Directors at a special shareholders meeting held on December 12, 1994. Since that time, the Board has focused on (a) raising money in the form of loans from existing shareholders, on terms previously disclosed, to fund a factual and legal investigation, retention of Arthur Andersen LLP as the Company's independent public accountant and preparation of this Annual Report on Form 10-KSB; (b) payment of selected creditors, including Arthur Andersen, which was owed approximately $20,000 for the 1991 audit; and (c) negotiation and documentation of short-term forbearance agreements with other creditors. On September 18, 1995, the Company paid Arthur Andersen LLP for its previous work in 1991 and entered into an engagement letter for the 1995 audit.


     For the reasons discussed below, the audit work is at a very preliminary stage. The Company has paid an initial retainer to Arthur Andersen for the June 30, 1995 engagement. The Company believes that it will be able to borrow sufficient funds from existing shareholders to fund the completion of the audit by Arthur Andersen.


     The Company hopes to complete this process over the next ninety (90) days. No assurance, however, can be given that Arthur Andersen LLP will be able to complete the audit and render the opinion required by regulations of the U.S. Securities and Exchange Commission for the additional reasons discussed below.

     The Company is presently confronting two sets of interrelated problems:


     1. lack of cash flow since it has never been an operating company and has no assets which can be readily converted to cash to fund the activities necessary to complete the audit and Annual Report on Form 10-KSB; and


     2. lack of corporate books and records, including financial records which will afford the auditors sufficient, competent evidential material to enable Arthur Andersen LLP to complete an audit and render an opinion.


     The first class of problems was referred to above. The Company believes that it will likely be able to raise sufficient funds from shareholder loans to overcome this problem. Nevertheless, even if the additional $50,000 - $100,000 estimated to be necessary over the next sixty days is raised, there are certain factors which could make these monies insufficient.


     These are:

     1. two members of former management who have alleged second mortgages on the Company's mineral claims have threatened, pursuant to a letter dated September 19, 1995 received from their counsel, to institute a foreclosure action on these second mortgages if the Company does not pay a judgment obtained against them by a former lender to the Company approximating $90,000.00; and


     2. the Company has several money judgments against it.


     See Item 3. Two of the three recent judgment creditors have been requested to enter into forbearance agreements by the Company to facilitate completion of the audit and Form 10-KSB process.


     The Company has little or no liquidity, although it has been paying new obligations accruing since December 12, 1994 as they come due. To date, no judgment creditor has sought to execute on any judgment. Because of these judgments, however, any or all of these creditors has the ability to levy on corporate assets, cause a sheriff's sale of the Company's mineral claims or attach any corporate bank account. The Company is talking with the recent judgment creditors to avoid this result. No assurance can be given, however, that a favorable outcome will be obtained.


     With respect to the second class of problems, although the Company believes that the three (3) judgments referred to above result from mismanagement by the former officers and directors, the Company is presently confronting the following obstacles:


     1. the Company is unable to find financial statements by former management for any periods during the fiscal years 1992, 1993, 1994 or 1995 (and such may not exist);


     2. the Company will have to prepare financial statements for these years before Arthur Andersen LLP can audit them;


     3. other than trust account records, no bank accounts or financial records have been located for those years;


     4. former management is refusing to co-operate in furnishing requested information or to make themselves available to the auditors for an interview;


     5. former management on December 12, 1994, issued 1,973,066 million shares of the Company's stock and $342,295.23 in demand notes to themselves; and


     6. the Company believes no valid legal consideration or grossly inadequate consideration existed for the issuance of these 1,973,066 shares and the demand notes and has requested documentation supporting it; and has received incomplete information. The Company's investigation is continuing.


     In light of the foregoing problems and despite the loans from shareholders and the best efforts of management and Arthur Andersen LLP, it is certain that any audit report - if rendered - will contain a "going concern" qualification. The 1991 audit report did as well. This is because it is impossible for the Company to be able to commence construction or operations or to begin the development work on its mineral property without raising very substantial additional capital. This is estimated to include $2 to $3 million in new equity, and permanent financing of $15 to $20 million. Without being in full compliance with the SEC regulations and having a "bankable" feasibility study, these monies probably cannot be raised and the Company will simply have to go out of business.

     At the present time, the Company believes that there is a substantial risk that Arthur Andersen LLP will be unable to render any audit opinion - even one including a "going concern" qualification. This is because the auditors may not be able to obtain sufficient, competent evidentiary materials to prepare financial statements, including balance sheets and income statements for the last four (4) fiscal years, resulting in restrictions which will make it impossible for Arthur Andersen LLP to perform an audit in compliance with Generally Accepted Auditing Standards or to express an opinion that any financial statements of the Company are consistent with Generally Accepted Accounting Principles.


     For the reasons set forth above, the Company's inability to file a timely and complete Annual Report on Form 10-KSB for the year ended June 30, 1995 could not be eliminated by the Company. Information is included in this necessarily interim and incomplete Annual Report on Form 10-KSB insofar as it is known or reasonably available to the Company, in accordance with SEC Rule 12b-21.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants, on accounting and financial disclosure matters during the reporting period. The Company did not have an independent public accountant during the reporting period. On September 18, 1995, Arthur Andersen LLP, was engaged to perform an audit of the Company's financial statements for the year ended June 30, 1995.


     Arthur Andersen LLP, served as the Company's independent public accountant for its last audit, for the year ended June 30, 1991.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16( A) OF THE EXCHANGE ACT

     The following persons are currently the executive officers and directors of the Company as of the date of the filing of this Report. Their dates of service with the Company are given next to their names:


Executive Officers:

   President...........................Donald Sanford  (May 19, 1995 -
                                                        present)

   Chief Executive Officer.............Michael F. LaFleur (elected September 18,
                                                           1995)

   Secretary and Treasurer.............David Racher  (February 1, 1995 -
                                                      present)


Directors:

         Donald Sanford - (December 12, 1994 - present)

         Michael F. LaFleur - (elected September 18, 1995)

         Simon Grant-Rennick - (December 12, 1994 - present)

         Dr. Martin Peskin - (February 1, 1995 - present)

         Dr. Howard Pomerantz - (elected September 18, 1995)

         James M. Rosel - (December 12, 1994 - present)


     The following persons formerly served as Executive Officers or Directors during the reporting period for the various time periods stated:

         President:  Charles L. McLaughlin    (July 1, 1994 - December 12, 1994)

                     Lawrence T. Atkinson     (December 12, 1994 - May 19, 1995)

         Secretary:  Virginia Phillips        (December 12, 1994 - May 19, 1995)

         Directors:  Charles L. McLaughlin    (July 1, 1994 - December 12, 1994)

                     Robert V. Murton         (July 1, 1994 - December 12, 1994)

                     Peter Samani             (July 1, 1994 - December 12, 1994)

                     Dr. Sami I. A. Samani    (July 1, 1994 - December 12, 1994)

                     Lawrence T. Atkinson     (December 12, 1994 - May 19, 1995)

                     Clyde Boyer              (December 12, 1994 - May 19, 1995)

                     J. Benjamin Tyler    (December 12, 1994 - February 1, 1995)

                     Suzette Green           (February 1, 1995 - August 1, 1995)


     Since December 12, 1994, all persons serving as directors and executive officers, promoters and control persons have been in compliance with Section 16(a) of the Exchange Act with the exceptions of (a) Dr. Peskin, who filed a Form 4 on August 28, 1995 to report a transaction from June 7, 1995 and (b) Mr. Boyer, who filed a Form 3 on February 22, 1995 to report his election to the Board on December 12, 1994 and who has yet to file a Form 5 to reflect his resignation from the Board on May 19, 1995.


     The Company  believes  there was no  compliance by former  management  with
Section 16(a) of the Exchange Act from July 1, 1994 through December 12, 1994. In addition, in the Company's opinion, former management have been in continuous violation of Section 16(a) of the Securities Exchange Act of 1934 since December 12, 1994 by reason of their failure to file Form 5's, as required, reporting their removal from all positions with the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     Except for Mr. LaFleur, no executive officer or director of the Company serving after December 12, 1994 has received any compensation from the Company. There are no stock plans or stock options currently granted to anyone serving as a director or executive officer after December 12, 1994. Mr. LaFleur (who has no control in the Company) receives a salary of $5,000 a month, plus reimbursement of expenses, as documented and submitted.


     Directors are entitled to receive reimbursement of their reasonable and necessary expenses as documented and submitted. The following directors have submitted documentation to support and have received reimbursement in the following amounts during the reporting period:

                  Donald Sanford -          $1,663.00


                  James M. Rosel -          $1,000.00


                  Lawrence T. Atkinson -    $2,174.14


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) The stock holdings of the current directors and executive officers of the Company are as follows:

                                             No. of Shares             %
                  Donald Sanford                285,475               1.5%
                  Michael F. LaFleur                 50               0.0%
                  David Racher                   31,050               0.2%
                  Simon Grant-Rennick                50               0.0%
                  Dr. Martin Peskin             485,000               2.5%
                  Dr. Howard Pomerantz          341,500               1.8%
                  James M. Rosel                500,050*              2.6%
                                             ------------          --------
                  TOTALS:                     1,643,175               8.6%

     *Owned by Western Resources Corporation of Montana, Inc., of which Mr. Rosel is an officer, director and shareholder (See Item 2(a)).


     (b) The Committee for New Management of Stansbury Holdings Corporation, of which the above persons are all members, filed on September 5, 1995, an Amendment No. 5 to its Schedule 13D disclosing that the Committee collectively owns 4,636,544, or 27.8%, of the Company's stock.


     (c) Other than the Committee, no person has filed a Schedule 13D. However, the Company believes the following additional persons, acting as a "group", collectively (or, with respect to Dr. Samani, individually) own stock in excess of 5% of the Company's outstanding stock:

                                           No. of Shares               %
                  Dr. Sami I. A. Samani       2,418,440              12.7%
                  Thomas J. DeRosa              430,720               2.3%
                  Peter Samani                  171,000               0.9%
                  Charles L. McLaughlin         578,005               3.0%
                  Robert V. Murton              630,428               3.3%
                                             ------------          --------
                  TOTAL:                      4,228,593              22.2%

     As discussed in Item 3 above, there is pending litigation between the Company and these individuals as to whether 1,973,066 of these shares were validly issued. If the court upholds the Company's position that these shares were invalidly issued, then the above tables, and their relative percentages, would have to be adjusted accordingly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None as to persons serving as Directors and Executive Officers of the Company since December 12, 1994.


     The Company believes that compensation, in amounts presently unknown, may have been paid to former management. However, in light of former management's refusal to cooperate with the Company, this cannot be verified; nor can the amounts paid (if any) be ascertained. The 1,973,066 shares issued to these individuals on or before December 12, 1994, and the issuance of demand notes to the same individuals on December 1, 1994, in the amount of $342,295 may have been in consideration for these alleged services.


     There are material ongoing disputes, and litigation, with former management relating to these and other matters. See Item 3. The Company's investigation is continuing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

     - Exhibit 13 - Quarterly Report on Form 10-QSB, for the period ended March 31, 1995.


     - Exhibit 27 - Because this Annual Report on Form 10-KSB does not include audited financial statements, the Financial Data Schedule is omitted.



     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  STANSBURY HOLDINGS CORPORATION


Dated          October  17, 1995                  /s/   Donald Sanford
--------------------------------                  ------------------------------
                                                  Donald Sanford, President


Dated          October  17, 1995                  /s/ Michael F. LaFleur
--------------------------------                  ------------------------------
                                                  Michael F. LaFleur,
                                                  Chief Executive Officer


Dated          October 17, 1995                   /s/  David Racher
--------------------------------                  ------------------------------
                                                  David Racher, Treasurer
                                                  and Secretary



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Donald Sanford                               Dated         October 17, 1995
--------------------------------                  ------------------------------
Donald Sanford, Director

/s/ Michael F. LaFleur                            Dated         October 17, 1995
--------------------------------                  ------------------------------
Michael F. LaFleur, Director

                                                  Dated
--------------------------------                  ------------------------------
Simon Grant-Rennick, Director


/s/  Martin Peskin                                Dated         October 17, 1995
--------------------------------                  ------------------------------
Dr. Martin Peskin, Director

/s/  Howard Pomerantz                             Dated         October 17, 1995
--------------------------------                  ------------------------------
Dr. Howard Pomerantz, Director

/s/  James M. Rosel                               Dated         October 17, 1995
--------------------------------                  ------------------------------
James M. Rosel, Director