Form 10QSB
period 1995-09-30
STANSBURY HOLDINGS CORP
filed 1995-12-05
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1995

         [   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-6034

                         STANSBURY HOLDINGS CORPORATION

       (Exact name of small business issuer as specified in its charter)


               Utah                                    87-0281239
     (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)                Identification No.)


                    20 Battle Ridge Place, Atlanta, GA 30342
                    (Address of principal executive offices)


                                 (404) 845-0473
                        (Registrant's telephone number)


               11515 Amanda Drive, Studio City, California 91604
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __XX__                          No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes ____            No __XX__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1995, the number of shares outstanding was:  19, 092, 968


           Transitional Small Business Disclosure Format (check one);

Yes ____                            No __XX__

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

     Stansbury   Holdings   Corporation   (referred  to  herein  as  either  the
"Registrant", the "Company" or "Stansbury") is a development-stage mining company, which has not commenced operations and has no revenue.

     The Company is presently unable to file financial statements in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, and the Company is also presently unable to file audited, annual financial statements as an amendment to the Company's Annual Report on Form 10-KSB, which was filed on October 17, 1995, for the reasons described below.

     The Company last filed, in July 1992, an Annual Report on Form 10-K for the fiscal year ended June 30, 1991. The current Board of Directors and management of the Company are the result of a successful proxy contest to elect a new Board of Directors at a special shareholders' meeting held on December 12, 1994. Since that time, the Board has focused on (a) raising money in the form of loans from existing shareholders, on terms previously disclosed, to fund a factual and legal investigation, retention of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and preparation of an Annual Report on Form 10-KSB; (b) payment of selected creditors, including Arthur Andersen, which was owed approximately $20,000 for the 1991 audit; and (c) negotiation and documentation of short-term forbearance agreements with other creditors. On September 18, 1995, the Company paid Arthur Andersen for its previous work in 1991 and entered into an engagement letter for the 1995 audit.

     For the reasons discussed below, the audit work is at a very preliminary stage. The Company has paid an initial retainer to Arthur Andersen for the June 30, 1995 engagement. The Company believes that it will be able to borrow sufficient funds from existing shareholders to fund the completion of the audit by Arthur Andersen.

     The Company hopes to complete this process over the next sixty (60) days. No assurance, however, can be given that Arthur Andersen will be able to complete the audit and render the opinion required by regulations of the U.S. Securities and Exchange Commission for the additional reasons discussed below.

     During the quarter, the Company obtained $131,000 in loans from existing shareholders, on terms previously disclosed. These monies were used to pay attorneys' and accountants' fees, to pay the salary and expenses of the Company's CEO, to reimburse directors for travel and expenses, to pay a contractor to do reclamation work at the site of the proposed mine and to pay utility bills, to make payment on a mineral lease and to pay other routine expenses.

     On September 30, 1995, the Company had $8,379.61 on deposit and available to pay expenses. The Company is presently confronting two sets of interrelated problems:

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

     These are:

     1. two members of former management who hold alleged second mortgages on the Company's mineral claims have threatened, pursuant to a letter dated September 19, 1995 received from their counsel, to institute a foreclosure action on these second mortgages if the Company does not pay a judgment obtained against them by a former lender to the Company approximating $90,000.00; and

     2. the Company has several money judgments against it.

     Two of the four judgment creditors have been requested to enter into forbearance agreements by the Company to facilitate completion of the audit and Form 10-KSB process.

     The Company has little or no liquidity, although it has been paying new obligations accruing since December 12, 1994 as they come due. To date, no judgment creditor has sought to execute on any judgment. Because of these judgments, however, any or all of these creditors has the ability to levy on corporate assets, cause a sheriff's sale of the Company's mineral claims or attach any corporate bank account. The Company is in discussions with some of the recent judgment creditors to avoid this result. No assurance can be given, however, that a favorable outcome will be obtained.

     With respect to the second class of problems, although the Company believes that the four (4) judgments referred to above result from mismanagement by the former officers and directors, the Company is presently confronting the following obstacles:

     1. the Company is unable to find financial statements prepared by former management for any periods during the fiscal years 1992, 1993, 1994 or 1995 (and such may not exist);

     2. the Company will have to prepare financial statements for these years before Arthur Andersen can audit them;

     3. other than escrow account records, no bank accounts or financial records have been located for those years;

     4. most of the members of former management are refusing to co-operate in furnishing requested information or to make themselves available to the auditors for an interview;

     5. former management on December 12, 1994, issued 1,973,066 million shares of the Company's stock and $342,295.23 in demand notes to themselves; and

     6. the Company believes no valid legal consideration or grossly inadequate consideration existed for the issuance of these 1,973,066 shares and the demand notes; and has requested documentation supporting it; and has received incomplete information. The Company's investigation is continuing; and on October 16, 1995, the Company filed suit against former management in the United States Districxt Court for the District of Utah. (See Part Two, Item 1 below (Legal Proceedings).

     In light of the foregoing problems and despite the loans from shareholders and the best efforts of management and Arthur Andersen, it is certain that any audit report - if rendered - will contain a "going concern" qualification. The 1991 audit report did as well. This is because it is impossible for the Company to be able to commence construction or operations or to begin the development work on its mineral property without raising very substantial additional capital. This is estimated to include $2 to $3 million in new equity, and permanent financing of $15 to $20 million. Without being in full compliance with the SEC regulations and having a "bankable" feasibility study, these monies probably cannot be raised and the Company will simply have to go out of business.

     At the present time, the Company believes that there is a substantial risk that Arthur Andersen will be unable to render any audit opinion - even one including a "going concern" qualification. This is because the Company may not be able to obtain sufficient, competent evidentiary materials to prepare financial statements, including balance sheets and income statements for the last four (4) fiscal years, resulting in restrictions which will make it impossible for Arthur Andersen to perform an audit in compliance with Generally Accepted Auditing Standards or to express an opinion that any financial statements of the Company are consistent with Generally Accepted Accounting Principles.

     For the reasons set forth above, the Company's inability to file a timely and complete Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 could not be eliminated by the Company. Information is included in this necessarily interim and incomplete Quarterly Report on Form 10-QSB insofar as it is known or reasonably available to the Company, in accordance with SEC Rule 12b-21 and SEC Rule 13a-13(c)(3).

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

     The Company is not liquid. Should any of the current judgment creditors (see Part Two, Item 1) attach the Registrant's assets, the efforts now underway to revive Stansbury would be imperiled. In the absence of forbearances or negotiated settlements with judgment creditors, the Company's revival is unlikely.

     Since taking office in December 1994, the new Board of Directors ("New Board") has continued to implement the platform of the Committee for New Management of Stansbury Holdings (the "Committee") set forth in the Committee's proxy materials for the December 12, 1994 special meeting of shareholders. Pursuant thereto, the New Board has:

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

     Since the New Board was elected, the Company has (a) made the required annual filings with the State of Utah's Division of Corporations (b) registered to do business as a foreign corporation in Montana; (c) paid trade and tax creditors, including redeeming the Field Office Property in Victor, Montana, which had been sold at a tax sale. A principal executive office address and a telephone number have been established. Since December 1994, Stansbury has been filing required periodic reports with the U.S. Securities and Exchange Commission.

     In addition, the New Board has:

     - engaged Arthur Andersen as the Company's independent public accountant to perform an audit of the Company's financial statements for the year ended June 30, 1995;

     -  identified,   prioritized  and  begun  paying  trade  debts,  liens  and judgments;

     - paid all real estate taxes and tax accountants' fees;

     - engaged an experienced mining executive as a consultant (since September 18, 1995, the Company's Chief Executive Officer) to perform a review of the assets, permits, financial records and a prior feasibility study of the Company;

and

     - started to develop a business plan to maximize shareholder value.

     It is expected that any auditor's reports, if obtained, will be qualified in nature and will include, among other things, a "going concern" qualification. The Company is a development stage company which is not presently engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to 20 million in permanent financing.

     The following activities are currently "on hold" until the above goals are achieved:

     - seeking a re-listing of the Company's shares of common stock on the national quotation system of the National Association of Securities Dealers; and

     - studying other avenues for growth and profitability.

     The Company has to date raised over $240,000 by way of interim financing. The financing is in the form of loans from existing shareholders of the Company and two non-shareholders, who either already are or thereby became members of the Committee. The terms of the loans were previously disclosed in Form 10-QSB of March 31, 1995, which is repeated and incorporated by reference herein.

     The Company's fundraising effort is on-going, as the Company is seeking to raise approximately $50,000 per month over the next six months (i.e., October, 1995 - March, 1996). Only $17,000 was raised in October. Only $1,500 has, to date, been raised in November. Additional monies to be raised in the future will be principally devoted to:

     (a) paying for preparation of a 1994 and 1995 corporate income tax return and for Arthur Andersen's audit of the Company's financial statements for the year ended June 30, 1995;

     (b) preparation and filing of an amended Annual Report on Form 10-KSB for the year ended June 30, 1995 (i) so that the Company may become current with the SEC in its public filings and (ii) so that the Company may then apply to the National Association of Securities Dealers to have its shares re-listed for trading on the NASDAQ system;

     (c) payments of attorneys' fees (for Montana, Utah and corporate counsel);

     (d) payment of the CEO's salary and expenses; and

     (e) payment of directors' expenses.

Because of the shortfall in fundraising in October and November, 1995, Item (c),
(d) and (e) are presently in arrears.

     In May 1995, the Insurance Commissioner of the State of Utah, as liquidator of two insurance companies, (the "State") offered, in principal, to enter into an agreement with the Company (a) to amend the State's mortgage on the Company's mineral claims so as to allow the Committee's members to have an equal, first lien security interest in those claims as long as the State's position was not adversely affected and (b) to enter into a forbearance agreement with the Company regarding (i) sale of the State's shares of Stansbury's stock and (ii) any foreclosure on its mortgage.

     In July 1995, the Company discovered that a set of second mortgages - not previously know to the Board or corporate officers existed on the Company's mineral claims, including two in the name of members of former management. In light of the dispute with former management (See Part Two, Item
1), the State and the Company have not implemented their agreement in principle. Among other things, the State has concluded that it is not possible at this time to amend its first mortgage so as to permit the Committee Members to take an equal, first lien position without jeopardizing its first lien priority vis-a-vis former management's second mortgages (if valid). Counsel for the Company concurs with this conclusion. Issuance of notes evidencing the Company's indebtedness to various Committee members is, therefore, "on hold" pending resolution of the dispute, and litigation, with former management. (See Part Two, Item 1).

     By way of a business plan, should the additional $300,000 referred to above be obtained, the New Board would then intend to file an amended Annual Report on Form 10-KSB; to issue shares of Stansbury stock to Committee members, as agreed, as additional consideration for their loans; to seek a re-listing of the
Company's shares on NASDAQ; and thereafter, to call a regular annual shareholders' meeting.

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

     This is a very ambitious program, especially in light of the problems facing the Company. No assurance can be given that any of the above goals can be achieved. The Company's shareholders (and any person considering purchasing shares of Stansbury stock) should specifically note the following:

     1. There are material ongoing disputes, and litigation, with former management. See Part Two, Item 1.

     2. Even with the filing of this Report, Stansbury is still not in compliance with the periodic reporting requirements of the SEC, which may impair or prevent the Company's ability to raise capital because no Annual Report on Form 10-KSB has been filed for any fiscal year after June 30, 1991 (except the Annual Report on Form 10-KSB filed in the fiscal year ended June 30, 1995, which did not contain audited financial statements.

     3. The New Board expressly disclaims any responsibility for and denies any express or implied representation as to the truth or completeness of any part of the 1991 Annual Report filed by former management in July 1992.

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

     8. As of December 31, 1994, members of the Committee were collectively owed $1,062,768 by Stansbury. The members of the Committee are now owed an additional $245,100. The New Board is seeking at least an additional $300,000 from current or future members of the Committee which, if obtained, will result in a total indebtedness by the Company to members of the Committee of approximately $1.6 million.

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

     10. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Four (4) creditors of the Company have judgments against the Company upon which they could seek to execute. (See Part Two, Item 1 (Legal Proceedings).

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

                          PART TWO - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The Company is unaware of any open, pending lawsuits brought against it.

     As a result of the Company's review of court dockets and the record of its (non-closed) bankruptcy case, the Company is aware of the following outstanding and unsatisfied judgments:

          Herd v. Stansbury Holdings Corporation,
          (District of Salt Lake, Utah)
          $63,360.00

          Bauernfiend v. Stansbury Holdings Corporation,
          (Bergen County Ct.) $ 8,163.82

          Dorsey & Whitney v. Stansbury Holdings Corporation,
          (D. Mont.) $85,310.10

          Martineau & Assoc. v. Stansbury Holdings Corporation,
          (District of Salt Lake, Utah) $5,845.41


The Company has now been able to confirm that other, prior judgments listed on the Company's Annual Report on Form 10-KSB filed on October 17, 1995 were, in fact, discharged in the bankruptcy.

     The Company has no funds on hand to pay these judgments and is seeking forbearance from some of the judgment creditors. To date, none has been obtained. In the Company's judgment, this difficulty has resulted solely from the actions of former management.

     On October 16, 1995, the Company filed suit against its former management in the United States District Court for the District of Utah, Central Division. Stansbury Holdings Corporation v. Murton, et al., Case No. 2:95CV 0947G (D.
Utah). A copy of the complaint
is attached hereto as Exhibit "99.1". On October 19, 1995, after a hearing, the Company obtained a preliminary injunction against former management. A copy of the injunction is attached hereto as Exhibit "99.2".

     Since August 1, 1995, the Company has made four attempts to settle all disputes between it and former management on a basis that would also resolve the Herd claim. However, the defendants have refused to settle. Indeed, on November 15, 1995, Dr. Samani and Mr. DeRosa refused to execute a fully negotiated settlement agreement or to meet with the Company's counsel. On November 17, 1995, the Company filed a motion to enter a default judgment against Dr. Samani, Peter Samani and Thomas DeRosa. If successful, the Company's suit will result in the cancellation of 1,973,066 shares of stock belonging to former management and permanent injunctive relief.

ITEM 2.  Changes in Securities

     None.

ITEM 3.  Default Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

     27. - Because this Quarterly Report on Form 10-QSB does not include financial statements, the Financial Data Schedule is omitted.

     (b) Reports on Form 8-K. The Registrant filed a Report on Form 8-K dated September 18, 1995, reporting information under Item 5, Other Events.

     99.1 - Verified Complaint, Stansbury Holdings Corporation v. Murton, et al., Case No. 2:95CV 0947G (D. Utah)

     99.2 - Preliminary Injunction Order, Stansbury Holdings Corporation v. Murton, et al., Case No. 2:95CV 0947G (D. Utah)

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STANSBURY HOLDINGS CORPORATION



                                               BY: /s/ DAVID RACHER
                                                   --------------------------
                                                   DAVID RACHER
                                                   Treasurer
                                                   (Chief Financial Officer and
                                                    duly authorized corporate
                                                    officer)


DATED: November 28, 1995