Form 10KSB/A
period 1995-12-31
STANSBURY HOLDINGS CORP
filed 1996-10-04
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                           Commission File No. 0-6034

                         STANSBURY HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

               Utah                                    87-0281239
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

20 Battle Ridge Place,  Atlanta, GA        30342              (404) 845-0473
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

The issuer had no revenues for the fiscal year being reported on. As of the week of September 23, 1996, the aggregate market value of common stock held by non-affiliates was $6,745,677 based on the average bid and asked price for the week of September 23, 1996.

As of September 23, 1996, the number of shares outstanding was 17,988,472.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes __. No X.

                                TABLE OF CONTENTS

                                                                            Page

Part I

Item 1.    Description of Business............................................1

Item 2.    Description of Properties..........................................6

Item 3.    Legal Proceedings.................................................16

Item 4.    Submission of Matters to a Vote of Security Holders...............19

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........19

Item 6.    Management's Discussion and Analysis or Plan of Operation.........21

Item 7.    Financial Statements..............................................26

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................52

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............53

Item 10.  Executive Compensation.............................................55

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....56

Item 12.  Certain Relationships and Related Transactions.....................57

Item 13.  Exhibits and Reports on Form 8-K...................................57

Signatures...................................................................58

                             HOW TO READ THIS REPORT

         Given the unusual nature of this filing, a note to the reader is indicated.

         This document is unusual in two respects. First, this Report is a single Annual Report on Form 10-KSB which covers four separate fiscal years i.e., June 30, 1992 through June 30, 1995. It is being done in this way to speed available information to shareholders, to save shareholders' money by filing one Report (rather than four) and to put in the hands of shareholders and others one document which contains a single audit report covering these four years. It is hoped that, by doing it in this way, persons reading this Report on Form 10-KSB and the Company's financial statements contained in it will find the combined Report more efficient of their time and also more effective in relating the narrative to the financial statements.

         In accordance with SEC Rule 12b-21, information is given herein insofar as it is known or reasonably available to the Company. On December 12, 1994, the Company's shareholders elected a new Board of Directors, resulting in new management for the Company. Insofar as this Report on Form 10-KSB provides information on periods prior to December 12, 1994, the information provided is that which is known or reasonably available to the

Company today, and may omit other information which is peculiarly within the knowledge of prior Directors and prior management. These prior Directors and prior management members are no longer affiliated with the Company and have refused to cooperate in any manner with the current Board of Directors or management of the Company. Requests for relevant information from such persons have met with no affirmative response.

         Second, although this Report relates to a time period which ended on June 30, 1995, it is being furnished in September 1996, three months after the end of yet another fiscal year. As a result, there is a great deal of "subsequent events" information (i.e., events occurring after the end of the reporting period) contained in the narrative. An attempt has been made to integrate the "subsequent events" information into the specific "line item" disclosure to which it relates. As a result, information on employees and officers of Stansbury, the development work being done at the Company, and other information is, to the fullest extent possible, "as of" the date of this Report, not "as of" June 30, 1995. All available historical information, covering the four (4) years being reported on is, however, included in the body of the narrative.

         Assuming continued funding from the Shareholders' Committee, whose nominees currently constitute the Board of Directors of the

Company, the Company intends to file an annual report on Form 10- KSB for the year ended June 30, 1996 in approximately thirty (30) days. Shareholders and others will be able to obtain it by contacting, among other sources, the Company's president at the address below:

                                    Mr. Donald Sanford
                                    President
                                    STANSBURY HOLDINGS CORPORATION
                                    20 Battle Ridge Place
                                    Atlanta, GA  30342
                                    (404) 845-0473

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development.

     Stansbury Holdings Corporation ("Stansbury" or the "Company") is a development stage mining company incorporated in the State of Utah in 1969. Stansbury owns or leases the largest known undeveloped reserves of vermiculite in North America. The property is located near Hamilton, Montana. Drill-proven mining reserves total 5 million to 6.5 million tons of 10.09% - 11.6% vermiculite at a waste-to-ore ratio of 0.37:1. Drill-proven reserves are sufficient to sustain operations for a period in excess of 12 years. Significant inferred reserves have yet to be examined.

     In the four fiscal years being reported upon, i.e., from June 30, 1991 to June 30, 1995 (the "Reporting Period"), the Company was not engaged in operations and did not derive revenue from any source. Nor has the Company done so since that date. The Company proposes to build and operate a vermiculite mine in 1997, if project financing and additional equity capital can be obtained by May, 1997.

     On December 12, 1994, in a proxy contest initiated by a shareholders' committee, a new board of directors was elected (the "New Board"); and new officers were elected by the New Board. As a result, a change in control occurred (previously reported on a Report on Form 8-K dated December 12, 1994).

     Since December 12, 1994, the Company has obtained approximately $650,000 in loans from sixty-eight existing shareholders. An additional $132,000 was obtained in 1996 in the form of loans from eight non-shareholders on the same terms as those from existing shareholders.

     Such loan proceeds have been used to pay real estate taxes and withholding taxes, governmental reporting and filing fees, old and current trade debts, creditors, transfer agent's fees, consultants' fees, attorneys' fees, the expenses of the 1994 proxy contest and accountants' fees. Several thousand dollars were also used to pay a contractor to perform reclamation work in September 1995 at the site of the Company's proposed mine in Montana, at the request of the U.S. Forest Service. Monies were paid in September 1996 to Fluor, Daniel Wright Ltd. (successor to Wright Engineers, Ltd.) in

Vancouver, British Columbia, to obtain engineering studies, drawings and other documents necessary to prepare an updated feasibility study for the proposed mine and mill (See Item 7, Plan of Operation).

     Since December 1994, approximately $25,000 has been used to reimburse the Company's directors and consultants for traveling expenses, faxes and telephone charges. The majority of the monies obtained has been used to pay attorneys' fees and related expenses. The legal costs relate to the very extensive "legal clean-up" - now almost complete - necessary to move the Company into the next phase of its development.

     The Company has not been involved in any bankruptcy, receivership or similar proceeding or any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets, not in their ordinary course of business since July 1, 1991. See Item 7, Notes to Financial Statements, n. 2.

     The proposed vermiculite mine and mill will not, at the earliest, be in full operation (i.e., producing mineral concentrate for sale) before 1998.

     (b) Business of Issuer.

     The Company hopes to develop and operate an open-pit vermiculite mine on 96 unpatented mining and mill site claims owned or leased by the Company in Ravalli County, Montana. See Item 2, below. Since the construction of the proposed mine and mill has not begun, the Company does not have revenue or accounts receivable; and the Company does not have any principal products or services.

     The Company has, during the four years ended June 30, 1995 (the "Reporting Period") and the period thereafter to date, focused its efforts primarily on (a) development of its vermiculite deposits and (b) resolution of legal impediments and debts generated by its former management, who were replaced at a special shareholders' meeting on December 12, 1994. A description of the status of the vermiculite deposits is more fully set forth below (see Item 2). A description of the status of the "legal clean-up", which is approaching completion, and of a dispute with former management, which is now largely resolved, is contained in Items 3 and 10 hereof.

     Since 1985, the Company has spent in excess of $2 million to establish the viability of its mining project. This has included research on the quality of the ore, conditions of the market and preparation and approval of the necessary environmental impact statement, which was approved in January 1994.

     Vermiculite is a mica-like mineral which exfoliates (rapidly expands upon heating) to produce a low-density material. The exfoliated product is used extensively as lightweight aggregate in fire-proofing and thermal installation, in construction applications, as a fertilizer carrier and soil conditioner in agriculture, as a filler for plastics and rubber, and for auto brake shoes, among other uses. It is also being used in the construction industries as fire retardant, a substitute for asbestos. Applications are reportedly being explored by the automotive industry as well.

     The United States represents the world's largest vermiculite market. This market was traditionally dominated by W.R. Grace Company which controlled approximately 75% of the vermiculite sold. W.R. Grace operated an open pit vermiculite mine in Libby, Montana and additional sites in South Carolina. The Company's current mining consultant, William J. McCaig, was employed by W.R. Grace from 1971 to 1995, and served as the Operations Manager of W.R. Grace's vermiculite mine in Libby, Montana, from 1979 to 1988.

     The Company's determination of the economic viability of its vermiculite deposits was made during the years when W.R. Grace was in full production at its Libby, Montana site. The Company then anticipated a potential of capturing between 5% and 10% of the domestic market based upon several studies prepared by industry consultants. At those levels, the Company's project exhibited significant potential profitability.

     In September 1990, W.R. Grace permanently closed its operation in Libby, Montana. W.R. Grace has (and had) significantly greater resources, including capital, staff and equipment, than does the Company. The Company would also be new entrant in the vermiculite market. The Company believes, however, that its vermiculite would be superior to that produced by many producers due to the quality of the vermiculite, better yields and the lack of asbestos material in the Company's product.

     As part of the work undertaken by the New Board, the Company's mining consultant and others will be preparing an updated feasibility and profitability study in connection with the Company's goal of obtaining additional equity and project financing before May 1997. No representation as to the result of that updated feasibility study is made. However, at present, the Company expects to be able to capture an easier penetration of the existing market than was originally projected under its prior feasibility study.

     (c) Government Regulation.

     Final approval of the Company's Environmental Impact Statement ("EIS") was obtained on January 3, 1994. An operating permit is available. However, to obtain the operating permit, the Company must first post a reclamation bond in the amount of $252,000, subject to revision as changes in the plan occur and, at a minimum, once every 5 years.

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

     In August 1996, the Company engaged Watershed Consultants to commence its water quality monitoring at the proposed mine site pursuant to a requirement of the EIS.

     As a result, federal and state environmental, mining and land regulation of the Company's construction and operations activities, if commenced, will continue to be pervasive. Changes in any or all of these laws and regulations could have a material, adverse impact on the Company's prospects or its future operations, if commenced. In addition, the Company is required to comply with the regulations of the United States Securities and Exchange Commission, the Division of Corporations of the State of Utah and federal, state and local taxing authorities.

     (d) Employees/Offices.

     The Company's previous annual report on Form 10-K filed in July, 1992 (which reports on the year ended June 30, 1991) states that the Company employed Robert Murton and Don Stevens as consultants to the Corporation. At the time, Mr. Murton was the Company president and CEO; and Mr. Stevens was a director. The individuals were apparently compensated with stock.

     The Company also maintained a small corporate office in Salt Lake City, Utah and a field office in Victor, Montana. However, on a date unknown to present management, those offices were closed. From time to time the Company has employed technical specialists on an as-needed basis.

     Today, the Company has its corporate office at 20 Battle Ridge Place, Atlanta, Georgia.

     The Company has had no salaried or hourly employees during the Reporting Period. On May 23, 1995, the Company hired Michael F. LaFleur as an independent contractor, to serve as a consultant at a fee of $5,000 per month. From September 18, 1995, to April 1996, Mr. LaFleur was employed by the Company as its Chief Executive Officer; and he was also elected to the Company's Board of Directors.

     Mr. LaFleur resigned all his positions with the Company on April 1, 1996. See Item 7, Notes to Financial Statements, n. 9. The Company presently employs William J. McCaig, P.E., as its mining consultant on a month-to-month basis at a fee of $5,000 per month.

     All other directors and officers since December 12, 1994 have served without compensation.

     See Items 3 and 10, for discussion of issues relating to former management, who were officers and directors of the Company for some or all of the period from July 1, 1991 to December 12, 1994.

ITEM 2. DESCRIPTION OF PROPERTIES

     (a)  General.

          The Company has no plants in any location.

The Field Office

     The Company owns a small office building and surrounding land (1.25 acres) in Victor, Montana (see Map "A"), which can be used for a field office (the "Field Office Property"). The land is owned in fee simple. The Field Office Property had been sold in a tax sale because the Company, under former management, had not paid applicable real estate taxes. In May 1995, under the New Board, the Company redeemed the Field Office Property; and it is now free and clear of any lien except for certain of the judgments discussed in Item 3 below.

     The Company believes, based on visits to Victor by Mr. LaFleur in 1995 and Mr. McCaig in 1996, that the condition of the Field Office Property is acceptable for its purpose, should the Company be able to commence construction activities in May 1997.

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

     The Company's 96 unpatented mining and mill site claims, comprising approximately 1,750 acres, are located about 11 air miles east and slightly north of Hamilton, Montana. (See Map A) . Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad is an additional 9 miles north of Hamilton in Victor, Montana.

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

             [GRAPHIC OMITTED - SEE DESCRIPTION OF MAP A ON PAGE 7]

             [GRAPHIC OMITTED - SEE DESCRIPTION OF MAP B ON PAGE 7]

     The proposed mine would be located on ABM Ridge (see Map "B") and would involve disturbance of approximately 77 acres. A portion of the permit area is comprised of unreclaimed land disturbed by previous mining activities. Prior mining operations at the proposed project site are documented in the EIS; and remnants of these historic operations and structures are evident on the site.

     Elevations for the mine site and vicinity range from about 6,600 to 7,200 feet. Most of the surrounding area is forest. Ground water would probably be encountered approximately halfway through the mining operation.

     At the request of the U.S. Forest Service, the Company performed reclamation work at the proposed mine site in September 1995.

     The Company believes that its vermiculite deposits are unique in that the risk of fibrous asbestiform particulates posing potential health risks are extremely small to non-existent. To date, periodic testing of bore hole samples and dust samples from the air has not identified fibrous asbestiform particulates. Asbestos mineral particles can produce severe health effects when trapped in the lungs or ingested.

     Consequently, the Company's vermiculite deposits, if exploited, should offer a significant safety and marketing advantage over other known "contaminated" deposits.

Lease of Certain Vermiculite Claims

     Twenty-two of the ninety-five mining and mill claims are leased to the Company. The lease was assigned to the Company on June 6, 1986 pursuant to a lease dated August 2, 1976 with a private party. The assignment by Green International, Inc. was in connection with the settlement of certain obligations owed to the Green Trust. The lease permits the lessee to purchase the claims for one million dollars during the terms of the lease or any extensions thereof. The lease term was renewed during November, 1987; and is renewable for additional consecutive 10 year terms upon five days prior notice. The lease requires an advance royalty payment of $6,000 per year. Royalty payments, including any minimum advance royalty payment, are applied against the purchase price of the claims.

     The lease was supplemented on May 30, 1977 to grant the lessor a $2 per ton royalty on 18 additional claims adjacent to the 22 claims referred to above.

The Mineral Vermiculite and Its Uses

     The Company hopes to mine and market vermiculite, a naturally occurring mineral found in significant deposits in only a few locations widely scattered throughout the world. These locations include the United States, Argentina, Brazil, South Africa, Kenya, India, China and Japan.

       Vermiculite is a sheet silicate which, on the molecular level, has water molecules between layered sheets of vermiculite. Upon heating, the water molecules turn to steam and cause the mineral to exfoliate (or "pop") to a size as much as 15 times its original volume. Vermiculite has the unusual property of being able to expand severalfold when heated, due to the presence of extra molecules of water located within the crystal lattice. It exfoliates into worm or accordion-like shapes. When exfoliated, it has a low bulk density with a high insulating and cationic exchange capacity.

     Vermiculite is used as an ingredient in high value artificial soil mixes, in fire proofing spray-on gunite mixes, as a fire protection agent in gypsum wall board, as ladle covering in metal smelting, as a toxic waste collector, as insulation in roofs, ceilings and walls, as a water furifier/conditioner, as a foliar application for increased crop yields of food grains and legumes, as well as in a host of other industries such as a carrier for fertilizers, nor urbasides and animal food supplements.

     As noted, the United States is the principal consumer of vermiculite. The dominant uses are in the construction and agricultural sectors of the economy.

     There are no substitutes for vermiculite in some applications, such as fire-proofing gunites, which finds substantial demand in the fireproofing of high rise buildings. In the agricultural sector, vermiculite, when mixed with peat, provides a superior artificial soil mix for the propagation of commercial foodstuffs, trees and bushes.

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

     Exfoliated vermiculite is generally graded from 0 to 5 with 0 being the largest and 5 the smallest grade in size. Initial testing shows that the Company's deposit can produce approximately 30% of the vermiculite in sizes #0, #1 and #2, which are believed to be the most desirable in significant quantities in the United States. There is no current domestic supply for these coarser and most desirable sizes since the Grace Libby operation closed. The Company may consequently be able to provide a needed product commanding higher prices than the other grades of vermiculite.

Reserves

     The Stansbury vermiculite deposit, located near Mt. Skalkaho, Bitterroot National Forest, Ravalli County, Montana, was discovered many years ago and was first identified as a sizable deposit in the 1930s. Sporadic attempts have been made to develop a mine, with the latest attempt being in the late 1970s. Over the years, it has been referred to as the Mt. Skalkaho deposit, the Western Vermiculite deposit, the Gird Creek deposit and, most recently, the Stansbury vermiculite deposit.

     Since its discovery, a number of estimates have been made as to the mineral resource inventory in the deposit; but until 1986, previous estimates were based on visual observation of surface characteristics and the areal extent of the mineralization, limited trenching and some drilling conducted in the late 1970s with a rotary drill. None of these methods quantified the amount and grade of vermiculite mineralization accurately.

     However, in the summer and fall of 1986, Boyles Bros. Drilling Co., of Spokane, Washington, was engaged to drill out two of the main sub-deposits, referred to as ABM Ridge and Horse Ridge, with a diamond core drill. This work was directed by Western Resources Company ("Western Resources").

     During 1986, a total of 90 holes were drilled on approximately 31 acres of the Company's 1,750 acres under claim. The 90 holes which produced in excess of 9,5OO feet of core, included 44 holes on ABM Ridge and 46 holes on Horse Ridge. The core samples were used to develop a mineral resource inventory for the property. The triangle method of calculating resource blocks was used and core samples with vermiculite grades of less than 6% were excluded from consideration.

     The results of the drilling program suggested that the reserves are sufficient to sustain an open-pit vermiculite mine with a life expectancy in excess of 12 years based upon proposed then-current business plans and cost analyses. The overall geologic deposit consists of an ultramafic intrusive into the Wallace calc-silicate formation. The ultramafic rocks are surrounded by an intrusive syenite halo. The ultramafic zone is approximately 1 mile wide by around 3 miles long. The ultramafic rock dominantly consists of amphibolitic minerals, such as green amphibole, pyroxene, hornblende, biotite, feldspar, magnetite, vermiculite, sphene and other minor minerals. The rock is generically referred to as pyroxenite. It is soft and weathered, generally to a depth of 401 to 1001. The deposits, even though weathered, form local erosional highs.

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

     In 1986-87, a mineral resource inventory was prepared for both ABM and Horse Ridges, using an arbitrary 6% cutoff as the limits of the mineral resource inventory. The density of the in situ rock at varying grades of vermiculite and percentages of magnetic minerals had previously been determined at Mountain States. An average of 11.11 cubic feet per in-place short ton was used as the density factor.

     Potentially minable mineral resources were calculated by examining the geologic inventory described above and allowing for obvious in-pit waste (material having an average grade of less than 6% vermiculite), unmineable roads within the blocks and pit back slope waste.

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

     In the professional judgment of Mark R. Welch, Mining Engineer and President of Western Resources, based on the 1986-87 work, the following mineral inventory has been confirmed as drill-proven vermiculite mineral inventory:

Geologic Mineral Resources

Location         Tons               Grade, % V     Contained Tons, V

ABM Ridge      2,415,000   @           8.67%     =     209,297
Horse Ridge    3,882,000   @          10.79%     =     418,841

Potentially Minable Mineral Resources

ABM Ridge        Tons               Grade, % V     Contained Tons, V

Ore           1,931,000    @           9.74%     =     188,124
In-pit Waste    934,000    @            -                 -

Horse Ridge

Ore           3,098,000    @          12.79%     =     396,228
In-pit Waste    910,000                 -                 -

     The average depth of the geologic mineral resource for ABM Ridge for resources greater than 6% weighted average vermiculite content is 41.9 feet, and that of Horse Ridge, 62.6 feet.

     The potentially minable mineral resources of both sub-deposits assume a 6% cutoff.

     Not included in the potentially minable mineral resource inventories are the recovery and process losses that can be expected during mining, milling and processing. It is expected that an overall recovery factor of approximately 57% will be achieved. However, the mineability of these sub-deposit mineral resources will be a function of the costs assigned to the operation.

     The Western Resources study summarized above has not been updated. Mark Welch, the mining engineer who furnished the above study, is a director, officer and shareholder of Western Resources. Mr. Welch is no longer associated with the Company.

     James M. Rosel, during part of the Reporting Period a director of the Company (See Item 9), is also a director, officer and shareholder of Western Resources. Mr. Rosel is no longer associated with the Company.

     Subsequent to the 1987 study being rendered, through Western Resources Company of Montana, Inc., a related New Mexico corporation owned by Messers Rosel, Welch and David K. Hogan, Mr. Rosel (with Messers Welch and Hogan) beneficially acquired 500,000 shares of the Company, which Western Resources accepted these shares in settlement of the Company's debt to it for services rendered pursuant to the consulting agreement between Stansbury and Western Resources, which included furnishing the above study. Western Resources is no longer involved with the Company.

     Because the Company has not commenced operations, and will not commence such operations before May, 1997, the Company refrains from discussing general competitive conditions.

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

     (d) Government Regulations and Environmental Matters.

     Mineral exploration and production is subject to environmental regulations by federal, state and county authorities. In most states, mineral exploration and production is regulated by conservation laws and other statutes and regulations relating to exploration procedures, reclamation, safety of mine operations, employee health and safety, use of explosives, air and water quality standards, noxious odors, noise, dust and other environmental protection controls. See also Item 1(c) hereof.

ITEM 3. LEGAL PROCEEDINGS

     (a) Pending Suit Against Former Management.

     On October 16, 1996, the Company commenced suit in the United States District Court for the District of Utah against former management. The Company's suit was against Robert V. Murton, its former president, Charles McLaughlin, another former president, Dr. Sami I. A. Samani, Peter Samani and Thomas DeRosa, its former secretary. All of the defendants, with the exception of Mr. DeRosa (who resigned as director and secretary previously), served as directors and/or officers of the Company until the December 12, 1994 shareholders' meeting.

     On October 19, 1995, after a hearing, the Company obtained a preliminary injunction against former management freezing all transactions involving the Company's stock by them.

     Since August 1, 1995, the Company had made four attempts to settle all disputes between it and former management on a basis that would also resolve the Herd claim (discussed below). However, the defendants have refused to settle. Indeed, on November 15,

1995, Dr. Samani and Mr. DeRosa refused to execute a fully negotiated settlement agreement or to meet with the Company's counsel.

     On December 14, 1995, the Company entered into a Global Settlement Agreement with three (3) of the defendants. After prolonged delays by Dr. Samani, Mr. Samani and Mr. DeRosa, the settlement closed on February 5, 1996. At that time, they delivered the following:

     (a) 550,048 shares of the Company's stock, which have been cancelled;

     (b) notes issued to them by the Company totalling $181,250.68, which have been cancelled;

     (c) subordination agreements and forbearances on the second mortgage which they (and others) hold on the Company's mineral claims; and

     (d) certain corporate minutes, correspondence and other corporate records, all of which they had previously denied having.

     As a result of the settlement, the preliminary injunction against these defendants has been vacated and the Company's claims against them, and their counterclaim, have been dismissed with prejudice.

     On December 20, 1995, Robert Murton, formerly the president of the Company, appeared before the Honorable Thomas Green, a United States District Judge for the District of Utah, and placed a settlement agreement with the Company on the record. As part of that settlement, Mr. Murton was to deliver all his shares of stock of Stansbury to the Company for cancellation.

     Mr. Murton now claims that his stock certificates are with Mr. Charles McLaughlin, also a former president of the Company, and the remaining defendant in the case. The Company has now acted through its transfer agent to cancel Mr. Murton's shares; the Note is deemed cancelled. The preliminary injunction against Mr. Murton has been vacated; and the Company's suit has been dismissed as to him.

     Mr. McLaughlin, the only remaining defendant, is evading service of process.

     (b) Judgments Against the Company.

     There are two classes of monetary judgments against the Company, all entered prior to the December 12, 1994 shareholders' meeting and the resulting change in management.

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

     Second, in addition to these recent judgments, state court records in Utah show one prior unsatisfied judgment against the Company:

     In Martineau & Assoc. vs. Stansbury, a judgment was entered in May, 1991 in the amount of $4,268.66, $1,533.00 attorney's fees, $43.75 court costs, with interest accruing since that date.

     Former directors and management of Stansbury has refused to discuss any of these (or any other) matters with current management. However, the Company believes that all of the above judgments were entered by default; and that no defenses were offered by the Company. Because former management has refused to cooperate in preparation of this Annual Report on Form 10-KSB, the Company is not able to state whether there ever existed good and bona fide defenses to any of these claims.

     The Company has sought forbearance agreements from the four judgment creditors listed above. Forbearance agreements have been obtained in Herd and Bavernfeld suits; the matters have been settled; and the Company has begun to pay off these settlements.

     The Dorsey & Whitney and Martineau matters have not been settled and there are no forbearance agreements in place.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended June 30, 1995, no matters were submitted to security holders through the solicitation of proxies or otherwise.

     Otherwise, during the Reporting Period, there was an election of directors at a special meeting of shareholders held on December 12, 1994 (which was previously reported on Form 8-K dated December 12, 1994).

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Because former management of the Company failed to file required reports with the United States Securities and Exchange Commission and otherwise failed to keep the Company in compliance with applicable federal and state laws, the Company was not in compliance with the reporting requirements of applicable federal securities laws during the Reporting Period. On January 21, 1992, the Company's shares were delisted from the National Reporting System of the National Market System of Securities Dealers. The shares continue to trade in the "pink sheets."

     The following table shows the reported "bid" and "ask" price for the Company's stock for each quarter of the Reporting Period:

           DATE        OPEN       HIGH         LOW          CLOSE
           09/93         *           *           *           .05

           12/93         *           *           *           1/8

           03/94         *           *           *          1/16

           06/94         1/8        5/16        1/16        1/16

           09/94        3/32         3/8        1/15         1/4

           12/94        7/16         5/8         1/8         1/8

           03/95         3/8         1/2        3/32         1/8

           06/95         .35        7/16         1/8        3/16

     *Information not available.

     Source: Bloomberg.

     The Company makes no representation as to whether there is an efficient market for its stock; or that market prices reflect either the value of the Company's shares or current and available information concerning the Company or its prospects. Rather, the quotations represent prices in the over-the-counter market between dealers in securities; and do not include or reflect markups, markdowns or commissions; and do not necessarily represent actual transactions.

     As of September 23, 1996, there were 3,673 shareholders of record.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is not liquid. Should any of the current judgment creditors (see Item 3) attach the Registrant's assets, the efforts now underway to revive Stansbury would be imperiled. In the absence of forbearance or negotiated settlements with judgment creditors, the Company's revival is unlikely.

     Since taking office in December 1994, the New Board has implemented the platform of the Committee for New Management of Stansbury Holdings (the "Committee") set forth in the Committee's proxy materials for the December 12, 1994 special meeting of shareholders. Pursuant thereto, the New Board has:

          - placed "on hold" all actions approved by former management which had not been fully implemented, pending a thorough review;

          - identified, located and taken possession of the assets, books and records of Stansbury;

          - evaluated Stansbury's assets, including the status of its mineral claims and leases, permits and environmental impact statement; and

          - conducted an investigation of, and instituted litigation involving, the activities of prior management.

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

     In addition, the New Board did the following:

          - engaged an independent public accountant to perform an audit of the Company's financial statements for the year ended

June 30, 1995 (See Item 8);

          - identified, prioritized and begun paying trade debts, liens and judgments;

          - paid all real estate taxes and tax accountants' fees;

          - engaged experienced mining executives as consultants to perform a review of the assets, permits, financial records and to update a prior feasibility and profitability study of the Company;

          - started to develop a business plan designed to maximize shareholder value; and

          - started to prepare a capital plan for Stansbury for the next twelve months.

     The Company is a development stage company which is not presently engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to 20 million in permanent financing.

     With the filing of this Form 10-KSB/Amendment No. 1, the Company will now seek to achieve the following goals:

     - seek a re-listing of the Company's shares on the national quotation system of the National Association of Securities Dealers and the OTC Bulletin Board;

     - study other avenues for growth and profitability;

     - seek new equity; and

     - seek project financing for the mine and mill.

     The Company has to date obtained approximately $780,000 in interim financing. The financing is in the form of loans from 68 existing shareholders of the Company and 8 non-shareholders, who either already are or thereby became members of the Committee for New Management of Stansbury Holdings (the "Committee") . The terms of the loans were previously disclosed in the Company's Form 10-QSB of March 31, 1995.

Plan of Operation for the Next Twelve Months.

     The Company's fund-raising effort is on-going. Additional monies to be obtained in the next six (6) months will be principally devoted to:

     (a) preparation of the Company's financial statements for the year ended June 30, 1996; preparation of 1994 and 1995 corporate income tax returns; and an audit of the Company's financial statements for the year ended June 30, 1996;

     (b) preparation and filing of amended Quarterly Reports on Form 10-QSB for September 30, 1993, December 30, 1995 and March 31, 1996 and an Annual Report on Form 10-KSB for the year ended June 30, 1996 (i) so that the Company may become fully current with the SEC in its public filings and (ii) so that the Company may then apply to have its shares re-listed for trading on NASDAQ;

     (c) payments of attorneys' fees (for Montana, Utah and corporate counsel);

     (d) payment of consultants' fees and expenses to complete an updated feasibility and profitability study;

     (e) reimbursement of directors' expenses;

     (f) settlement and payment of judgments; and

     (g) seeking new equity and project financing.

     In May, 1995, the Insurance Commissioner of the State of Utah, as liquidator of two insurance companies (the "State"), offered, in principle, to enter into an agreement with the Company (a) to amend the State's mortgage on the Company's mineral claims so as to allow the Committee's members to have an equal, first lien security interest in those claims as long as the State's position was not adversely affected and (b) to enter into a forbearance agreement with the Company regarding (i) sale of the State's shares of Stansbury's stock and (ii) any foreclosure on its mortgage.

     In July 1995, however, the Company discovered that a set of second mortgages existed on the Company's mineral claims, including two in the name of members of former management. In light of the dispute with former management (See Item 3), the State and the Company have not implemented their agreement in principle. Among other things, the State concluded that it is not possible, until subordination agreements were obtained from all second mortgage holders, to amend its first mortgage so as to permit the Committee to take an equal, first lien position without jeopardizing its first lien priority vis-a-vis the second mortgages.

     Counsel for the Company concurred with this conclusion. Issuance of notes evidencing the Company's indebtedness to various Committee members was, therefore, put "on hold" pending resolution of the dispute, and litigation, with former management. See Item 3. These obstacles have now been removed.

     With the filing of this 10-KSB/Amendment No. 1, the New Board proposes to issue restricted shares of Stansbury stock to Committee members, as agreed, as additional consideration for their loans, to amend the mortgages, to issue notes to Committee members, to seek a re-listing of the Company's shares for trading, and thereafter to call a regular, annual shareholders' meeting.

     At such annual meeting, the New Board presently expects to ask the shareholders to take some or all of the following actions:

     (a) elect the nominees of the New Board;

     (b) approve a stock option plan for management for the next year;

     (c) ratify the selection of an independent public accountant for the next year;

     (d) approve a class of preferred stock;

     (e) approve certain amendments to the Company's articles of incorporation; and

     (f) act on such other matters as may properly come before an annual meeting.

     The New Board also proposes, in the next six (6) months, that the Company seek new equity to pay off remaining debts incurred under the former management and to furnish working capital. With the net proceeds of such a $2 to 3 million "best efforts" offering in hand, the Company would then seek project financing in the form of debt to fund construction of the mine in 1997 of $15 to 20 million.

     If such financing is obtained, construction of the proposed open-pit vermiculite mine could begin in or about mid-1997.

     This is a very ambitious program. No assurance can be given that any of the above goals can be achieved. The Company's shareholders (and any person considering purchasing shares of Stansbury stock) should specifically note the following:

          1. Even with the filing of this Report, Stansbury is still not in full compliance with the periodic reporting requirements of the SEC, which may impair or prevent the Company's ability to raise capital.

          2. Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described herein.

          3. The mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time.

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

          4. Any development of Stansbury's leases or mineral resources will require applications for issuance of permits from federal and state authorities, including the U.S. Forest Service and the State of Montana Department of Environmental Quality.

          5. A successful resolution of any or all of the above matters will require substantial injections of new capital. No assurance can be given that such capital can be raised.

          6. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Some creditors of the Company have judgments against the Company upon which they could seek to execute.

     If a business plan with a reasonable likelihood of success, including provision for new equity and project financing, appears unachievable, any or all the New Directors, as well as the Company's Executive Officers, may elect to resign from the Board, to cause Stansbury to file for reorganization under federal bankruptcy laws, to adopt a plan of recapitalization to adopt a plan of liquidation or to seek a purchaser for Stansbury. The foregoing list is not intended to be exhaustive.

ITEM 7. FINANCIAL STATEMENTS

     There follows the Company's audited financial statements for the four fiscal years ended June 30, 1995:

                                                          Taylor & Company
                                                    Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


Board of Directors
Stansbury Holdings Corporation

We have audited the accompanying consolidated balance sheets of Stansbury Holdings Corporation (a Utah corporation) and subsidiary as of June 30, 1995, 1994, 1993, and 1992 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the four years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Stansbury Holdings Corporation as of June 30, 1991 were audited by other auditors whose report dated April 20, 1992 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stansbury Holdings Corporation and subsidiary as of June 30, 1995, 1994, 1993, and 1992 and the results of their operations and their cash flows for each of the four years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As discussed further in Note 2 to the consolidated financial statements, the Company acquired a mineral property valued at $34,577,270. The Company has capitalized related development costs of $2,199,503 as of June 30, 1995. Recovery of the carrying amount of the mineral property and related development costs is dependent on the success of future operations and the Company's ability to obtain financing through borrowing or the sale of its common stock. As of the date of this report, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the mineral property which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing or recover the costs associated with the mineral property through successful future operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred cumulative losses before unusual and extraordinary items of

                                                341 South Main Street, Suite 214
                                                   Salt Lake City, Utah 84111
                                                        Fax (801) 355-2019
                                                          (801) 521-8118
approximately $10,150,000 since April 27, 1985 (the effective date of the plan of reorganization under Chapter 11 of the bankruptcy Reform Act of 1978). As of June 30, 1995, the Company's current liabilities exceeded its current assets by $ 3,912,000. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters also are disclosed in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.


/s/ Taylor & Company

July 15, 1996

STANSBURY HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEET

Year Ended June 30,                     1995            1994            1993            1992             1991

ASSETS
Current Assets
         Cash                       $        --     $       116     $       894     $     1,188     $       444
         Prepaid expenses                15,000           5,441           5,320           5,320           5,320
                                    -----------     -----------     -----------     -----------     -----------
                                         15,000           5,557           6,214           6,508           5,764
                                    -----------     -----------     -----------     -----------     -----------
Property & Equipment
         Building                        33,539          35,713          37,887          40,061          42,235
         Mineral property            34,577,270      34,577,270      34,557,270      34,577,270      34,577,270
         Development costs            2,199,503       2,199,503       2,199,503       2,191,503       2,133,542
         Equipment                           --              --              --              --           4,828
                                    -----------     -----------     -----------     -----------     -----------
                                     36,810,312      36,812,486      36,814,660      36,808,834      36,757,875
                                    -----------     -----------     -----------     -----------     -----------
Other Assets
         Deposits                        20,000          20,000          20,000          20,000          20,000
         Accounts receivable                             13,000
                                    -----------     -----------     -----------     -----------     -----------
                                         20,000          33,000          20,000          20,000          20,000
                                    -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                        $36,845,312     $36,857,043     $36,840,874     $36,835,342     $36,783,639
                                    ===========     ===========     ===========     ===========     ===========

See accompanying notes

                                  Pages 29 & 30

STANSBURY HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

Year Ended June 30,                               1995               1994             1993              1992                 1991

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities
     Current portion - long term debt         $  1,981,025      $  1,650,729      $  1,609,729      $  1,593,228      $    354,968
     Accounts payable                              275,585           508,254           512,092           442,346           276,904
     Accrued interest                            1,983,319         1,424,518           980,116           614,679           319,885
                                              ------------      ------------      ------------      ------------        ----------
Total Current Liabilities                        4,239,929         3,583,501         3,101,937         2,650,253           951,757
                                              ------------      ------------      ------------      ------------        ----------

Long-Term Debt Liabilities

     Mortgages and notes payable                   159,100            36,000                --                --         1,046,000
                                              ------------      ------------      ------------      ------------        ----------

Total Long Term Liabilities                        159,100            36,000                --                --         1,046,000
                                              ------------      ------------      ------------      ------------        ----------

Redeemable Common Stock                                 --                --           100,000           100,000           100,000
                                              ------------      ------------      ------------      ------------        ----------

Shareholders' Equity
     Common stock $.25 par value,
     authorized 25,000,000 shares,
     issued and outstanding 19,609,368,
     17,143,902, 16,667,902 and
     16,601,902 shares at June 30, 1995,
     1994, 1993, and 1992 respectively           4,902,342         4,285,975         4,166,975         4,150,475         3,994,175
     Capital in excess of par value             30,399,745        30,399,745        30,399,745        30,399,745        30,399,745
     Deferred interest                            (116,084)          (10,888)          (10,192)         (628,918)         (989,818)
     Retained earnings                          (2,739,720)       (1,443,290)         (917,591)          163,787         1,281,780
                                              ------------      ------------      ------------      ------------        ----------

Total Shareholders' Equity                      32,446,283        33,231,542        33,638,937        34,085,089        34,685,882
                                              ------------      ------------      ------------      ------------        ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $ 36,845,312      $ 36,851,043      $ 36,840,874      $ 36,835,342        36,783,639
                                              ============      ============      ============      ============        ==========

See accompanying notes

                                  Pages 31 & 32

STANSBURY HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended June 30,                         1995              1994              1993               1992             1991
Revenues                                $         --      $         --      $         --      $         --      $         --
                                        ------------      ------------      ------------      ------------      ------------

Gross Profit                                      --                --                --                --                --
                                        ------------      ------------      ------------      ------------      ------------

Expenses
     Taxes                                        --               642                --                --                --
     General and administrative              233,735            65,028            80,735           351,357           493,843
     Interest                              1,071,333           560,308         1,000,664           387,013           269,477
                                        ------------      ------------      ------------      ------------      ------------
Total Expenses                             1,305,068           625,978         1,081,399           738,370           763,320
                                        ------------      ------------      ------------      ------------      ------------

Operating Income (Loss)                   (1,305,068)         (625,978)       (1,081,399)         (738,370)         (763,320)
                                        ------------      ------------      ------------      ------------      ------------

Other Income
     Loss on disposal of equipment                --                --                --
     Cancel redeemable common stock               --                --                --            (9,533)
     Other income                              8,450                --                --                --                --
     Interest income                             188               279                21               205                --
                                        ------------      ------------      ------------      ------------      ------------
                                               8,638               279                21            (9,328)               --
                                        ------------      ------------      ------------      ------------      ------------


Net Income (Loss)                       $ (1,296,430)     $   (625,699)     $ (1,081,378)     $   (747,698)     $   (763,320)
                                        ------------      ------------      ------------      ------------      ------------

Earnings (loss) per share
     of common stock                    $      (.070)     $      (.037)     $      (.065)     $      (.040)     $      (.051)
                                        ============      ============      ============      ============      ============

Weighted average shares
     outstanding during
     the period                           18,512,385        16,727,160        16,624,302        16,194,925        14,957,382
                                        ============      ============      ============      ============      ============


See accompanying notes

                                  Pages 33 & 34

STANSBURY HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Common Stock            Capital in       Deferred
                                    Number of                       Excess of        Interest        Retained
                                      Shares          Amount        Par Value                        Earnings


Balance June 30, 1991                15,976,702    $  3,994,175    $ 30,399,745    $   (989,818)   $  1,284,485
                                   ------------    ------------    ------------    ------------    ------------
Issuance of shares
  for interest on long-term debt        625,200         156,300                        (106,300)

Amortize deferred interest                                                               92,200

Write-off deferred
compensation-right
to receive has expired                                                                  375,000        (375,000)

Correct balance of
equipment 7-1-91                                                                                          2,000

Net loss                                                                                               (747,698)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1992                16,601,902       4,150,475      30,399,745        (628,918)        163,787
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares
  for interest on long-term debt         66,000          16,500                         (16,500)

Amortize deferred interest                                                              635,226

Net loss                                                                                             (1,081,378)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1993                16,667,902       4,166,975      30,399,745         (10,192)   $   (917,591)
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares
  interest on long-term debt            476,000         119,000                        (118,500)

Write-off expired redeemable
common stock                                                                                            100,000

Amortize deferred interest                                                              117,804

Net loss                                                                                               (625,699)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30,1994                 17,143,902       4,285,975      30,399,745         (10,888)     (1,443,290)
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares for
interest on long-term debt            2,465,466         616,367                        (616,366)

Amortize deferred interest                                                              511,170

Net loss                                                                                             (1,296,430)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1995                19,609,368    $  4,902,342    $ 30,399,745    $   (116,084)   $ (2,739,720)
                                     ==========    ============    ============    ============    ============

STANSBURY HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended June 30,                                             1995            1994          1993           1992            1991
Cash Flows From Operating Activities
     Net Income (loss)                                      $(1,296,430)   $  (625,699)   $(1,081,378)   $  (747,698)   $  (718,380)
          Adjustments to reconcile
            net income to net cash
            provided by operating
            activities:
               Depreciation & Amortization                        2,174          2,174          2,174          2,174          2,174
               Loss disposition of equipment                         --             --             --          9,533             --
               Amortization of deferred interest and
                 compensation related to stock options          511,170        117,804        635,227         92,200        108,570
               Stock issued for services and interest           616,366        119,000         16,500        156,300        213,750
               Compensation related to stock options                 --             --             --             --         30,000
          Changes in operating assets
            and liabilities:
               (Increase) decrease in accounts receivable        13,000        (13,000)
               Change in prepaid expenses                        (9,559)          (121)
               Increase (decrease) in accounts payable         (232,667)        (3,838)        69,746        165,442        138,966
               Increase (decrease) in accrued liabilities       558,801        444,402        365,437        294,794        126,394
                                                            -----------    -----------    -----------    -----------    -----------

Net Cash (Used) By
Operating Activities                                            162,855         40,722          7,706        (27,265)       (99,600)
                                                            -----------    -----------    -----------    -----------    -----------

Cash Flows From Investing Activities
     Increase in development costs                                   --             --         (8,000)       (57,961)      (161,576)
                                                            -----------    -----------    -----------    -----------    -----------

Net Cash Flows Used By
Investing Activities                                                 --             --         (8,000)       (57,961)      (161,576)
                                                            -----------    -----------    -----------    -----------    -----------

Cash Flows From Financing Activities
     Proceeds from long-term debt                               465,395         87,000                       178,180        251,000
     Payment of long-term debt                                  (12,000)       (10,000)            --             --        (10,000)
     (Increase) decrease in deferred interest                  (616,366)      (118,500)                      (92,210)
                                                            -----------    -----------    -----------    -----------    -----------

Net Cash Provided By
Financing Activities                                           (162,971)       (41,500)            --         85,970        241,000
                                                            -----------    -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash                                    (116)          (778)          (294)           744        (20,176)
Cash - Beginning of Period                                          116            894          1,188            444         20,620
                                                            -----------    -----------    -----------    -----------    -----------

CASH-END OF YEAR                                            $        --    $       116    $       894    $     1,188    $       444
                                                            ===========    ===========    ===========    ===========    ===========


See accompanying notes

                                  Pages 36 & 37

STANSBURY HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30,             1995      1994        1993      1992       1991

Supplemental Disclosure of
  Cash Flow Information

Cash Paid for Interest       $     --   $     --   $     --   $     --     $3442

Cash Paid for Taxes                --        642         --         --
                              -------    -------     ------    -------   -------

Supplemental Disclosure
  of Non-cash Investing
  and Financing Activities

Common stock issued for
  services and interest
  during the year             616,366    119,000     16,500    156,300   213,750
                              -------    -------     ------    -------   -------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 31, 1995, 1994, 1993, and 1992

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Stansbury Holdings Corporation (the Company) is engaged in the development of a mining property. The Company is seeking qualified business alliances and/or mergers with entities closely associated with the distribution and/or marketing of vermiculite related products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all material intercompany accounts and transactions.

Development Costs

The Company capitalizes development costs directly associated with the development of the mineral property.

Depreciation and Amortization

Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is twenty three years for the building. The mineral property and related development costs will be charged to operations over the productive life of the property after mining operations commence, using the units of production method of cost amortization.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

At June 30, 1995, the Company has a net operating loss carry-forward totaling approximately $8,983,000 that may be offset against future taxable income. The loss carry-forward expires at various dates through 2010. A tax benefit has not been reported in the accompanying financial statements, however, because the Company is uncertain as to the likelihood of utilization of the

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 31, 1995, 1994, 1993, and 1992


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES                               -Continued-

carry-forward. Accordingly, the approximate tax benefit of the $8,893,000 loss carry-forward has been offset by valuation allowance of the same amount.

Statement of Cash Flows

For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Primary net income of loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Net (Loss) Income Per Common Share

Net income (loss) per common share is based upon the weighted average number of shares of common stock outstanding during the period.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the fiscal year presentation.



NOTE 2 CHAPTER 11 REORGANIZATION


On February 21, 1985, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Reform Act of 1978. On March 22, 1985, the Company filed a plan of reorganization (the Plan) with the United States Bankruptcy Court (the Court), which was confirmed by the Court on April 17, 1985, and became effective as of April 27, 1985. A 25 to 1 reverse common stock split and a change in par value from $.01 to $.25 per share was approved in the Plan.

The reverse split reduced the shares outstanding from 24,707,199 to 988,288 shares. The accumulated deficit at April 27, 1985, of $8,647,255 was eliminated against capital in excess of par value. Since April 27, 1985, the Company has incurred cumulative losses before unusual and extraordinary items of approximately $10,150,000 (during the same period, the Company recognized extraordinary and unusual gains of approximately $7,600,000 from settlement of debt and net operating loss carry forwards) and, as of June 30, 1995, its current liabilities exceed its current assets by $3,912,634.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 31, 1995, 1994, 1993, and 1992


NOTE 2 CHAPTER 11 REORGANIZATION                                     -Continued-

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has acquired a mineral property valued at $34,577,270. The Company has capitalized related development costs of $2,199,503 as of June 30, 1995. Recovery of the carrying amount of the mineral property and related development costs is dependent on the success of future operations and the Company's ability to obtain financing through borrowing or the sale of common stock. In December 1994, the Company's Board of Directors and management were changed. The Company is seeking business alliances and/or mergers with entities associated with vermiculite related products. Management is attempting to raise financing through borrowing and sale of common stock to meet its cash needs.

The Company has not obtained the necessary financing to meet its working capital requirements and to operate the mineral property, which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing. The Company has pledged the mineral property as collateral for a note payable to an affiliate. Also, as discussed in Note 7, the United States Forest Service required that an Environmental Impact Statement
(EIS) be issued for the mineral property prior to granting mining rights to the Company. The EIS was completed in 1992. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.

NOTE 3 ACQUISITION OF MINERAL PROPERTY


During 1984, the Company entered into an agreement with Northland Mills, Inc. (Northland), to acquire 100 percent of the outstanding stock of National Vermiculite Company, Inc. (Which held a 40 percent interest in a certain vermiculite property) and Northland's option to reacquire from a trust the remaining 60 percent of the vermiculite property plus land and a building. The Company assumed debts from Northland of $7,805,277, entered into an agreement to reimburse the trust $3,250,000 by October 19, 1985, and issued 4,112,000 shares of common stock. The land and vermiculite property have been recorded in the accompanying financial statements at their fair market value at the date of this transaction, as determined by an independent appraisal and as confirmed by an order of the Court.

The Company donated a building to the Montana Historical Museum Society during the year ended June 30, 1991.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992

NOTE 4 BUILDING

The building and accumulated depreciation by year is summarized as follows:

                                     Accumulated   Net Book
                           Building  Depreciation   Value

               6-30-92     $50,000     $ 9,939     $40,061

               6-30-93      50,000      12,113      37,887

               6-30-94      50,000      14,287      35,713

               6-30-95      50,000      16,461      33,539

Depreciation expense for each of the four years is $2,174.



NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

Notes and mortgages payable are summarized as follows:
1992 Mortgages Payable

Mortgages payable consist of promissory notes to
shareholders of the Company, collateralized by interest in
the mineral property, interest accrues at 23 % per annum,
maturity is December 31, 1992.                                        $ 496,000

Note payable to an affiliated company. Bearing interest at
10 % due on or before the earliest to occur of the
following:
a.   Within 90 days after completion of the environmental
     impact statement. (see note 7); or
b.   December 31, 1992, collateralized by the Company's
     mineral property. (see note 9)                                     550,000
                                                                      ---------
                                                                      1,046,000
                                                                      ---------

1992 Notes Payable

Unsecured notes payable to three corporations for
development costs, bearing interest at 9% to 12% per annum
past due and in default at June 30, 1992.                               304,968

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT                              -Continued-

1992 Notes Payable Continued

Note payable to an affiliated company, with interest at 12%
per annum due on demand, guaranteed by a shareholder of the
Company.                                                                 10,000

Unsecured note payable to an individual with interest at 20%
per annum, past due and in default at June 30, 1992.                     40,000

Note payable to an affiliated company, with interest at 12%
per annum, past due and in default at June 30, 1992.                     85,961

Unsecured notes payable to five shareholders, with interest
at 10% to 18% per annum, past due and in default at June 30,
1992.                                                                    83,100

Unsecured notes payable to five shareholders, with interest
at 10% to 18% per annum.                                                 23,200
                                                                     ----------
                                                                        547,229
                                                                     ----------
Total Mortgages & Notes Due June 30, 1992                             1,593,229
Less Current Portion                                                  1,593,229
                                                                     ----------
Total Long-Term Debt                                                 $
                                                                     ==========

1993 Mortgages Payable

Mortgages payable consist of promissory notes to
shareholders of the Company, collateralized by interest in
the mineral property, interest accrues at 23 % per annum,
past due and in default at June 30, 1993.                             $ 496,000

Note payable to an affiliated company. Bearing interest at
10 % due on or before the earliest to occur of the
following:
a.   Within 90 days after completion of the environmental
     impact statement. (see note 7); or
b.   December 31, 1992, collateralized by the Company's
     mineral property. (see note 9)
Past due and in default at June 30, 1993                                550,000
                                                                     ----------
                                                                      1,046,000
                                                                     ----------

1993 Notes Payable


Unsecured notes payable to three corporations for
development costs, bearing interest at 9% to 12% per annum
past due and in default at June 30, 1993.                               304,968

Note payable to an affiliated company, with interest at 12%
per annum due on demand, guaranteed by a shareholder of the
Company.                                                                 10,000

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992



NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT                              -Continued-
1993 Notes Payable Continued


Unsecured note payable to an individual with interest at 20%
per annum, past due and in default at June 30, 1993.                     40,000

Note payable to an affiliated company, with interest at 12%
per annum, past due and in default at June 30, 1993.                     85,961

Unsecured notes payable to five shareholders, with interest
at 10% to 18% per annum, past due and in default at June 30,
1993.                                                                    83,100

Unsecured notes payable five shareholders, with interest at
10% to 18% per annum.                                                    23,200

Unsecured notes payable due nine shareholders with interest
at 14% to 15% per annum, due January 1, 1994.                            16,500

                                                                        563,729
                                                                     ----------
Total Mortgages and Notes Due June 30, 1993                           1,609,729
Less Current Portion                                                  1,609,729
                                                                     ----------
Total Long-Term Debt                                                 $       --
                                                                     ==========

1994 Mortgages Payable

Mortgages payable consist of promissory notes to
shareholders of the Company, collateralized by interest in
the mineral property, interest accrues at 23 % per annum,
past due and in default at June 30, 1994.                             $ 496,000

Mortgages payable consist of promissory notes due
shareholders of the Company, secured by first mortgages on
the mineral property, the notes mature February 1, 2000,
with interest at 12% per annum.                                           6,000

Note payable to an affiliated company. Company bearing
interest at 10 % due on or before the earliest to occur of
the following:
a.   Within 90 days after completion of the environmental
     impact statement. (see note 7); or
b.   December 31, 1992, collateralized by the Company's
     mineral property. (see note 9)
Past due and in default June 30, 1994.                                  550,000
                                                                     ----------

Mortgages Payable June 30, 1994                                       1,052,000
                                                                     ----------

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992


NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT                             -Continued-
1994 Notes Payable


Unsecured notes payable to three corporations for
development costs, bearing interest at 9% to 12% per annum
past due and in default at June 30, 1994.                               304,968

Note payable to an affiliated company, with interest at 12%
per annum due on demand, guaranteed by a shareholder of the
Company.                                                                 10,000

Unsecured note payable to an individual with interest at 20%
per annum, past due and in default at June 30, 1994.                     40,000

Note payable to an affiliated company, with interest at 12%
per annum, past due and in default at June 30, 1994.                     85,961

Unsecured notes payable to five shareholders, with interest
at 10% to 18% per annum, past due and in default at June 30,
1994.                                                                    83,100

Unsecured notes payable five shareholders, with interest at
10% to 18% per annum. Past due and in default at June 30,
1994.                                                                    13,200

Unsecured notes payable due nine shareholders, with interest at 14% to 15% per annum, past due and in default June 30,
1994.                                                                    16,500

Unsecured notes payable due three shareholders, with
interest at 14% to 15% per annum.                                        29,000

Unsecured note payable due a shareholder who is also a
member of the board of directors, the note matures January
18, 1996, with interest at 12% per annum.                                30,000

Unsecured note payable due a shareholder with interest at
12% per annum, past due and in default at June 30, 1994.                 12,000
                                                                     ----------

                                                                        624,729
                                                                     ----------
Total Mortgages and Notes Payable Due June 30, 1994                   1,676,729
Less current portion                                                  1,610,729
                                                                     ----------
Total Long-Term Debt                                                 $   36,000
                                                                     ==========

1995 Mortgages Payable

Mortgages payable consist of promissory notes to
shareholders of the Company, collateralized by interest in
the mineral property, interest accrues at 23 % per annum,
past due and in default at June 30, 1995.                             $ 496,000

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992


NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT                              -Continued-

1995 Mortgages Payable Continued

Mortgages payable consist of promissory notes due
shareholders of the Company, secured by first mortgages on
the mineral property, the notes mature February 1, 2000,
with interest at 12% per annum.                                           6,000


Mortgages payable consist of promissory notes due
shareholders of the Company, secured by first mortgages on
mineral property, the notes mature February 1, 2000, with
interest at 12% annum.                                                  123,100

Note payable to an affiliated company. Bearing interest at
10 % due on or before the earliest to occur of the
following:
a.   Within 90 days after completion of the environmental
     impact statement. (see note 7); or
b.   December 31, 1992, collateralized by the Company's
     mineral property. (see note 9)
Past due and in default June 30, 1995.                                  550,000
                                                                     ----------

Mortgages Payable June 30, 1995.                                      1,175,100
                                                                     ----------


1995 Notes Payable

Unsecured notes payable to three corporations for
development costs, bearing interest at 9% to 12% per annum
past due and in default at June 30, 1995.                               304,968

Note payable to an affiliated company, with interest at 12%
per annum due on demand, guaranteed by a shareholder of the
Company.                                                                 10,000

Unsecured note payable to an individual with interest at 20%
per annum, past due and in default at June 30, 1995.                     40,000

Note payable to an affiliated company, with interest at 12%
per annum, past due and in default at June 30, 1995.                     85,961

Unsecured notes payable to five shareholders, with interest
at 10% to 18% per annum, past due and in default at June 30,
1995.                                                                    83,100

Unsecured notes payable five shareholders, with interest at
10% to 18% per annum. Past due and in default at June 30,
1995.                                                                    23,200

Unsecured notes payable due nine shareholders, with interest at 14% to 15% per annum, past due and in default June 30,
1995.                                                                    16,500

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT                             -Continued-

1995 Notes Payable Continued

Unsecured notes payable due three shareholders, with
interest at 14% to 15% per annum, past due and in default
June 30, 1995.                                                           29,000

Unsecured note payable due a shareholder who is also a
member of the board of directors, the note matures January
18, 1996, with interest at 12% per annum.                                30,000

Unsecured note payable due four shareholders, these notes
payable resulted from settlement of claims with the former
officers, the notes are due on demand and accrue interest at
12% annum.                                                              342,296
                                                                     ----------

                                                                        965,025
                                                                     ----------
Total Mortgages and Notes Due June 30, 1995                           2,140,125
Less Current Portion                                                  1,981,025
                                                                     ----------
Total Long-Term Debt June 30, 1995                                   $  159,100
                                                                     ==========


NOTE 6 COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement with its former chief executive officer during 1986. The agreement was for a period of five years with automatic extension unless otherwise terminated.

In August 1988, the Company entered into an employment agreement with an individual to act as president of the Company. The term of the agreement was from September 1, 1988 to August 31, 1992, and was to automatically be renewed for one-year periods unless terminated.

In October 1989, the Company terminated the employment agreements with the former chief executive officer and former president. Obligations to these officers for their services were satisfied through the issuance of 300,000 shares of restricted common stock. As part of the employment termination agreement with the former president, the Company guaranteed him the right to sell 50,000 shares of the Company's restricted common stock back to the Company at $2 per share on December 31, 1991. In January 1992, the Company amended the agreement with the former president to extend the period of the right to sell the 50,000 shares. These shares have been reflected as redeemable common stock in the accompanying consolidated balance sheets. The redeemable common stock expired subsequent to June 30, 1993.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992


NOTE 6 COMMITMENTS AND CONTINGENCIES                                 -Continued-

In October 1989, the Company entered into an employment agreement with an individual to act as chief executive and chief financial officer of the company. The term of the agreement was for five years unless terminated earlier under the provisions of the contract. The employment agreement provided for the individual to be compensated through the issuance of stock options. The individual was granted 850,000 options which are exercisable as follows: 250,000 immediately, 100,000 upon the completion of the environmental impact statement and 500,000 upon the commencement of operations at the mine or upon the sale of the mine. The exercise price is $.25 per share and the options expire five years from the date of grant. The Company has recognized compensation on 850,000 shares of which compensation on 600,000 shares has been deferred and will be amortized to operating expenses when events described above occur. Subsequent to June 30, 1991 the officer resigned and the options expired.

During the year ended December 31, 1991, the Company's chief executive officer exercised 120,000 options to acquire shares of common stock for no consideration in lieu of cash compensation.

In January 1992, the Company entered into a preliminary agreement with Theodore, Barry & Associates (TBA) to assume the daily administrative responsibilities of managing the Company. The Company's former president is a director and employee of TBA. Payment for services provided by TBA may be made using either cash or restricted common stock.

Royalty and Lease Agreements

Certain of the vermiculite claims are leased to the Company under a lease assigned to the Company during June 1986 in connection with the settlement of the obligations owed to a trust. The Lease permits the Company to purchase the claims for $1,000,000 during the term of the lease or any extensions thereof. The current lease term expires November 15, 1997, and is renewable for additional consecutive ten-year terms upon five days' notice. The lease requires a royalty payment to the lessors of $2 per ton of milled vermiculite ore, or 3 1/3 percent of the selling price, whichever is greater, and ten percent of the selling price of other mineral and ores. A minimum royalty of $1,500 per quarter is specified, although the lessors have agreed the minimum royalty payment is not required. Royalty payments, including any minimum advance royalty payments, are applied against the purchase price of the claims. The Company made payments under the lease agreement as follows: $6,000 for 1995, $6,000 for 1994, $6,000 for 1993, and $6,000 for 1992.

Beginning in 1993 the US Forest Service required a payment of $9,600 per year. The mineral property is on forest service land, requiring the lease payment to be made annually to the US Forest Service.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30,1995,1994,1993 and 1992


NOTE 6 COMMITMENTS AND CONTINGENCIES                                -Continued-

Environmental Impact Statement

During 1988, the Company was notified by the United States Forest Service that an Environmental Impact Statement (EIS) will be required for the vermiculite property. A draft EIS was issued in January 1991. The Company's management the issuance of a final EIS by June 1992. Total cost of the EIS is expected to be approximately $325,000. The Company has paid $215,000 on its EIS as of June 30, 1991. Subsequent to June 30, 1991, the balance of $65,961 was paid toward the EIS.

Insurance

The Company discontinued its insurance coverages during fiscal 1991 and as a result is uninsured.


NOTE 7 RELATED PARTY TRANSACTIONS

During 1988, the Company entered into an agreement with Southern American Insurance Company (SAIC), an affiliate of the Company's former chief executive officer, to procure a loan of $550,000 for the Company at ten percent interest. The principal balance owing to SAIC for advances made through June 30, 1989 was $449,682.

During the year ended June 30, 1990, the Company received advances against the loan and rolled accrued interest into the loan which raised the principal balance to the full $550,000 allowed under the agreement. In addition, the note was assigned from SAIC to Commercial Surety and Insurance Corp. (CSIG), during September 1989, an affiliate of the Company's former chief executive officer.
As of June 30, 1995, the principal balance of the loan is $550,000 with accrued interest of approximately $400,000. This loan is collateralized by the Company's interest in the vermiculite property, including all development, engineering and management contract rights.

As discussed in Note 4, the Company issued promissory notes to certain stockholders of the Company during the years ended June 30, 1995, 1994, 1993, and 1992.

An error resulting in an understatement of previously reported assets and retained earnings was discovered during the current period. Correction of this error resulted in a decrease of previously reported net loss for 1991 amounting to $42,235. The 1991 consolidated statement of operation has been restated for the effect of correcting this error.

The following schedule details the nature and amount of the error:

               Overstatement of expenses                    $ 42,235
               Overstatement of retained earnings             42,235

This error has no effect on net income for 1995, 1994, 1993, and 1992.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992


NOTE 8 LITIGATION AND JUDGEMENTS

A lawsuit was filed in the District Court of Ravilli County, Montana on September 29, 1994. Judgement was entered in the District Court of Salt Lake County for $63,360 plus interest. This claim has been settled and the Company has commenced performance under the settlement agreement.

A claim was filed by an engineering partnership in the District Court of Ravalli County, Montana. Judgement was entered in the US District Court for the District of Montana on November 11, 1994 in the amount of $85,310, plus interest. This claim is not settled and the Company has not commenced making payments thereunder.

This judgement was entered against the Company in Bergen County, New Jersey in the amount of $8,164 plus interest. The Company entered into a settlement and has commenced performance thereunder.

This is a judgement entered against the Company in favor of a Salt Lake City, Utah CPA firm in the amount of $5,845 plus interest. The claim has not been settled and the Company has not commenced making payment against the judgement.

In the Us District for the State of Utah, the Company filed a claim against five
(5) former board of directors for damages and an injunction relating to prior acts while they were in control of the Company as well as acts subsequent to their removal from office by the shareholders on December 12, 1994. The action was filed on October 16, 1995. The Company obtained a preliminary injunction against the former management after a hearing held October 16, 1995.

The Company entered into settlements with four (4) of the five (5) former board members. However, before doing so the former board members asserted counter claims against the Company. These counter claims have now been dismissed with prejudice.

The remaining defendant has not been served and is believed to be evading service. It is likely that when he is served and is called upon to file an answer, he will assert a counter claim against the Company. Management feels that any such counter claim will have no merit.

An investigation made of public records revealed there were a series of mortgages placed on the Company's mineral property in Montana.

A mortgage evidencing a debit of $881,435 was given by prior management to two
(2) insurance companies which they controlled. Subsequently, in 1994, the State of Utah's Insurance Commissioner declared those companies insolvent and placed them in receivership. The receiver then succeeded to the rights of those companies under the mortgage.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994, 1993 and 1992


NOTE 8 LITIGATION AND JUDGEMENTS                                    -Continued-

The mortgage is in default. However, no efforts are being made by the receiver to foreclose pursuant to an oral agreement.

Under prior management in 1989 and 1990, the Company entered into a series of mortgage notes in the amount of $608,280 with persons who loaned money to the Company. These persons were also shareholders of the Company.

These mortgages are in default. However the Company has entered into subordination agreements with most of the mortgages including members of former management.


NOTE 9 SUBSEQUENT EVENTS

The Company has not been in compliance with federal securities laws. Former management did not file any of the required reports with U.S. Securities and Exchange Commission. Therefore, the Company is in violation of the reporting requirements of section 12(q) of the Exchange Act and its associated regulations.

Since taking office in December 1994, the new management has made the required filings, although, not always on a timely basis.

However, because there were no financial records for the Company and because the audit of June 30, 1995 was not completed the Company has not been able to include the required annual and quarterly financial information in any of its periodic filings.

Accordingly, the Company is still in violation of the Rules and Regulations of the U.S. Securities and Exchange Commission.

A former manager has filed a claim against the Company for back pay and expenses in the amount of $22,000. This is for work done in the fiscal year ended June 30, 1996. The Company disputes the claim. This claim is not in litigation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with accountants on, accounting and financial disclosure matters during the Reporting Period.

     The Company did not have an independent public accountant during the Reporting Period. On September 18, 1995, Arthur Andersen LLP, was engaged to perform an audit of the Company's financial statements for the year ended June 30, 1995. Arthur Andersen LLP, served as the Company's independent public accountant for its last audit, for the year ended June 30, 1991.

     (a) Resignation of Registrant's Independent Accountant.

     The Company was orally notified on April 3, 1996 that Arthur Andersen & Co., LLP, intended to resign from its audit engagement relating to the Company's financial statements for the years ended June 30, 1992 through June 30, 1995. On April 18, 1996, the Company received Arthur Andersen's letter to this effect.

     Arthur Andersen's termination was not recommended or approved by an audit committee or similar committee of the Board of Directors.

     Based on the April 3, 1996 meeting, however, the Company concluded there were no disagreements between management and this former accountant.

     (b) Engagement of Registrant's New Independent Accountant.

     The Company announced on May 13, 1996 that it had engaged Taylor & Company, a firm of independent certified public accountants in Salt Lake City, to perform an audit of its financial statements for the years ended June 30, 1992, 1993, 1994 and 1995. The engagement letter was signed on April 29, 1996 and the initial retainer was paid on May 6, 1996.

     The results of the audit appear at Item 7. Taylor & Company continues as the Company's auditor and, on September 4, 1996, Taylor & Company was engaged to perform an audit on the Company's financial statements for the year ended June 30, 1996. The Company anticipates that Taylor & Company's audit report will contain the same qualifications as the audit report contained in this Report at Item 7.

     The amount of the retainer was $3,500. The estimated total cost of the June 30, 1996 audit is $10,000. The audit report is expected to be received within thirty (30) days after the audit work is begun.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are currently the executive officers and directors of the Company as of the date of the filing of this Report. Their dates of service with the Company are given next to their names:


     Name and Age              Term                   Business Experience
Executive Officers:

Donald Sanford              (May 19, 1995 -           Retired screen writer;
(Age 78)                     present)                 investor; trustee of
                                                      Writers Guild of
                                                      America Pension Plan
                                                      and Health Fund since
                                                      1973

David Racher                (February 1, 1995 -       Reporter for
(Age 59)                     present)                 Philadelphia Daily News


Directors:

Donald Sanford              (December 12, 1994 -      Retired screen writer;
(Age 78)                     present)                 investor; trustee of
                                                      Writers Guild of
                                                      America Pension Plan
                                                      and Health Fund since
                                                      1973

      Name and Age           Term                   Business Experience
Simon Grant-Rennick     (December 12, 1994 -      Mining Engineer
(Age 38)                 present)                 Director, Middlesex
                                                  Holding, plc., and London
                                                  Fiduciary Trust, plc., (metal
                                                  traders) since 1989.

Dr. Martin Peskin       (February 1, 1995 -       Retired Periodontist
(Age 59)                 present)

Dr. Howard Pomeranz     (elected September        Part-time Professor of
(Age 61)                 18, 1995)                Endodontics at
                                                  Columbia University
                                                  Dental School and New
                                                  Jersey Dental School.


     The following persons formerly served as Executive Officers or Directors during the Reporting Period for the various time periods stated:


President:           Charles L. McLaughlin          (July 1, 1994 -
                                                     December 12, 1994)

                     Lawrence T. Atkinson           (December 12, 1994 -
                                                     May 19, 1995)

Secretary:           Virginia Phillips              (December 12, 1994 -
                                                     May 19, 1995)
Chief Executive
 Officer:            Michael LaFleur                (September 18, 1995 -
                                                     April 1, 1996)

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

                     Dr. Sami I. A. Samani          (July 1, 1994 -
                                                     December 12, 1994)

                     Lawrence T. Atkinson           (December 12, 1994 -
                                                     May 19, 1995)

                     Clyde Boyer                    (December 12, 1994 -
                                                     May 19, 1995)

                     J. Benjamin Tyler              (December 12, 1994 -
                                                     February 1, 1995)

                     Suzette Green                  (February 1, 1995
                                                     August 1, 1995)

                     Michael F. LaFleur             (September 18, 1995 -
                                                     April 1, 1996)

                     James M. Rosel                 (December 12, 1994 -
                                                     present)

     Since December 12, 1994, all persons serving as directors and executive officers, promoters and control persons have been in compliance with Section 16(a) of the Exchange Act with the exceptions of (a) Dr. Peskin, who filed a Form 4 on August 28, 1995 to report a transaction on June 7, 1995 and (b) Mr. Boyer, who filed a Form 3 on February 22, 1995 to report his election to the Board on December 12, 1994 but who has yet to file a Form 5 to reflect his resignation from the Board on May 19, 1995.

     The Company believes there was no compliance by former directors management with Section 16(a) of the Exchange Act from July 1, 1994 through December 12, 1994 or thereafter.

ITEM 10.  EXECUTIVE COMPENSATION

     Except for Mr. LaFleur, no executive officer or director of the Company serving after December 12, 1994 has received any compensation from the Company. There are no stock plans or stock options currently granted to anyone who has served as a director or executive officer after December 12, 1994.

     Directors are entitled to receive reimbursement of their reasonable and necessary expenses as documented and submitted. The following directors have submitted documentation to support and have received reimbursement during the Reporting Period:

                  Donald Sanford
                  Michael LaFleur
                  James M. Rosel
                  Lawrence T. Atkinson

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The stock holdings of the current directors and executive officers of the Company are as follows:

                               No. of Shares              %

  Donald Sanford                   285,475               1.5%
  David Racher                      31,050               0.1%
  Simon Grant-Rennick                   50               0.0%
  Dr. Martin Peskin                485,000               2.6%
  Dr. Howard Pomeranz              341,500               1.8%
                                 ---------              ----
  TOTALS:                        1,143,075               6.3%

     (b) The Committee for New Management of Stansbury Holdings Corporation, of which the above persons are all members, filed on September 5, 1995, an Amendment No. 5 to its Schedule 13D disclosing that the Committee collectively owns 4,636,544, or 25.7%, of the Company's stock.

     (c) Other than the Committee, no person has filed a Schedule 13D.

     However, the Company believes the following additional persons, acting as a "group", collectively (or, with respect to Dr. Samani, individually) own stock in excess of 5% of the Company's outstanding stock:

                                      No. of Shares           %

  Dr. Sami I. A. Samani1                2,193,284           12.9
  Thomas J. DeRosa                        137,700            .76
  Peter Samani                            171,000            .95
  Charles L. McLaughlin                   356,478           1.98
                                        ---------          -----
  TOTAL:                                2,858,462          15.88%

     As discussed in Item 3 above, there is pending litigation between the Company and Mr. McLaughlin as to whether any of his shares were validly issued. If the court upholds the Company's position that these shares were invalidly issued, then the above tables, and their relative percentages, would have to be adjusted accordingly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          -    Exhibit 17 - Letter on Director Resignation.

          -    Exhibit 23 - Consent of Independent Accountants.

          -    Exhibit 27 - Financial Data Schedule for year ended June 30,
               1995.

     (b) Reports on Form 8-K.

     No special reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.


--------
     1    Either owned jointly or individually with his wife.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STANSBURY HOLDINGS CORPORATION


Dated  September 27, 1996               /s/ Donald Sanford
       ----------------------           ----------------------------------------
                                        Donald Sanford, President

Dated  September 27, 1996               /s/ David Racher
       ----------------------           ----------------------------------------
                                        David Racher, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald Sanford                      Dated     September 27, 1996
---------------------------------                 -----------------------------
Donald Sanford, Director

                                        Dated
---------------------------------                 -----------------------------
Simon Grant-Rennick, Director

 /s/ Martin Peskin                      Dated     September 27, 1996
---------------------------------                 -----------------------------
 Dr. Martin Peskin, Director

/s/ Howard Pomeranz                     Dated     September 27, 1996
---------------------------------                 -----------------------------
Dr. Howard Pomeranz, Director