Form 10KSB
period 1996-06-30
STANSBURY HOLDINGS CORP
filed 1997-03-17
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

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

The issuer had no revenues for the fiscal year being reported on. As of the week of February 10, 1997, the aggregate market value of common stock held by non-affiliates was $3,922,705 based on the average bid and asked price for the week of February 17, 1997.

As of March, 1997, the number of shares outstanding was 21,203,812.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes __. No X.

                                TABLE OF CONTENTS

                                                                            Page

Part I

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties............................................6

Item 3.   Legal Proceedings...................................................16

Item 4.   Submission of Matters to a Vote of Security
            Holders...........................................................20

Part II

Item 5.   Market for Common Equity and Related Stockholder
            Matters...........................................................20

Item 6.   Management's Discussion and Analysis or Plan of
            Operation.........................................................21

Item 7.   Financial Statements................................................27

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................50

Part III

Item 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act...............................................52

Item 10.  Executive Compensation..............................................56

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management....................................................56

Item 12.  Certain Relationships and Related Transactions......................57

Item 13.  Exhibits and Reports on Form 8-K....................................57

Signatures....................................................................59

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

     In the fiscal year being reported upon, i.e., from July 1, 1995 to June 30, 1996 (the "Reporting Period"), the Company was not engaged in operations and did not derive revenue from any source. Nor has the Company done so since that date. The Company proposes to build and operate a vermiculite mine in 1998, if project financing and additional equity capital can be obtained by May, 1998.

     On December 12, 1994, in a proxy contest initiated by a shareholders' committee, a new board of directors was elected (the "New Board"); and new officers were elected by the New Board. As a result, a change in control occurred (previously reported on a Report on Form 8-K dated December 12, 1994).

     Since December 12, 1994, the Company has obtained approximately $674,835 in loans from 55 existing shareholders. An additional $140,000 has been obtained since June 30, 1996 in the form of loans from 12 non-shareholders on the same terms as those from existing shareholders.

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

     The proposed vermiculite mine and mill will not, at the earliest, be in operation (i.e., producing mineral concentrate for sale) before 1998.

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

     The Company has, during the Reporting Period and the period thereafter to date, focused its efforts primarily on (a) evaluating the feasibility of its vermiculite deposits, (b) resolving legal impediments and debts generated by its former management, who were replaced at a special shareholders' meeting on December 12, 1994 and (c) identify other opportunities for profitability and commencement of operations. A description of the vermiculite deposits is more fully set forth below (see Item 2). A description of the status of the "legal clean-up", which is approaching completion, and of a dispute with former management, is contained in Items 3 and 10 hereof.

     Since 1985, the Company has spent in excess of $2 million to establish the viability of its mining project. This has included research on the quality of the ore, conditions of the market and preparation and approval of the necessary Environmental Impact Statement ("EIS"), which was approved in January 1994.

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

     As part of the work undertaken by the New Board, the Company's mining consultant and others will be preparing an updated feasibility and profitability study in connection with the Company's goal of obtaining additional equity and project financing before May 1998. No representation as to the result of that updated feasibility study is made.

     (c)  Government Regulation.

     Final approval of the Company's EIS was obtained on January 3, 1994. An operating permit is available. However, to obtain the operating permit, the Company must first post a reclamation bond in the amount of $252,000, subject to revision as changes in the plan occur and, at a minimum, once every 5 years.

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

     (d)  Employees/Offices.

     The Company has its corporate office at 20 Battle Ridge Place, Atlanta, Georgia. The Company also maintains a field office in Victor, Montana. From time to time the Company has employed technical specialists on an as-needed basis.

     The Company has had no salaried or hourly employees during the Reporting Period. On May 23, 1995, the Company hired Michael F. LaFleur as an independent contractor, to serve as a consultant at a fee of $5,000 per month. From September 18, 1995, to April 1996, Mr. LaFleur was employed by the Company as its Chief Executive Officer; and he was also elected to the Company's Board of Directors.

     Mr. LaFleur resigned all his positions with the Company on April 1, 1996. On January 14, 1997, he filed a back pay claim with the Montana Department of Labor and Industry for $16,250. See Item 7, Notes to Financial Statements, n. 9. The Company is opposing the claim.

     The Company presently employs William J. McCaig, P.E., as its mining consultant on a month-to-month basis at a fee of $5,000 per month.

     All other directors and officers since December 12, 1994 have served without compensation. On January 6, 1997, the Board adopted a deferred compensation plan for Donald Sanford, the Company's president, at the rate of $5,000/month plus $800/month in office rental since Mr. Sanford's becoming president on April 12, 1995. The question of stock options for the Board will be re-visited in the future.

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

     The Company believes, based on visits to Victor by Mr. LaFleur in 1995 and Mr. McCaig in 1996, that the condition of the Field Office Property is acceptable for its purpose, should the Company be able to commence construction activities.

The Vermiculite Claims

     The Company leases certain mineral claims in the Bitterroot National Forest in Ravalli County, Montana. Under the name of the "Western Vermiculite Project," the Company proposes to build a project consisting of an open pit mine, haul road, ore concentrator, host rock waste stockpile, water storage tanks, sedimentation ponds and administrative and maintenance buildings. The Company has not commenced construction; and the Company has no funds on hand or committed to finance commencement of construction.

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

                           MAP A - PROJECT LOCATION -

                               [GRAPHIC OMITTED]

       MAP B - PROPOSED FACILITIES PLAN AND WETLANDS AREAS OF INTEREST -


                               [GRAPHIC OMITTED]

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

     The results of the drilling program suggested that the reserves are sufficient to sustain an open-pit vermiculite mine with a life expectancy in excess of 12 years based upon proposed then-current business plans and cost analyses. The overall geologic deposit consists of an ultramafic intrusive into the Wallace calc-silicate formation. The ultramafic rocks are surrounded by an intrusive syenite halo. The ultramafic zone is approximately 1 mile wide by around 3 miles long. The ultramafic rock dominantly consists of amphibolitic minerals, such as green amphibole, pyroxene, hornblende, biotite, feldspar, magnetite, vermiculite, sphene and other minor minerals. The rock is generically referred to as pyroxenite. It is soft and weathered, generally to a depth of 401 to 1001 feet. The deposits, even though weathered, form local erosional highs.

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

     Because the Company has not commenced operations, and will not commence operations before May, 1998, the Company refrains from discussing general competitive conditions.

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

     On December 14, 1995, the Company entered into a Global Settlement Agreement with three (3) of the defendants. After prolonged delays by Dr. Samani, Mr. Samani and Mr. DeRosa, the settlement closed on February 5, 1996. At that time, they delivered the following:

          (i) 550,048 shares of the Company's stock, which have been canceled;

          (ii) notes issued to them by the Company totaling $181,250.68, which have been canceled;

          (iii) subordination agreements and forbearances on the second mortgage which they (and others) hold on the Company's mineral claims; and

          (iv) certain corporate minutes, correspondence and other corporate records, all of which they had previously denied having.

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

     Mr. Murton now claims that his stock certificates are in the possession of Mr. Charles McLaughlin, also a former president of the Company, and the remaining defendant in the case. The Company has now acted through its transfer agent to cancel Mr. Murton's shares; the Note is deemed canceled. The preliminary injunction against Mr. Murton has been vacated; and the Company's suit has been dismissed as to him.

     Mr. McLaughlin, the only remaining defendant, is evading service of process.

     (b) Pending Suits Against the Company.

     (i) Dr. Sami Samani and Thomas DeRosa, members of former management, have sued the Company in state court in Salt Lake City, Utah. The suit alleges that the Company has breached the Global Settlement Agreement. The Company denies the claim and has filed a counterclaim.

     (ii) Simon Grant-Rennick (a former director and an original member of the New Board), through Southampton Metals Limited, has sued the Company for $30,000 supposedly owed to Southampton Metals since 1993. The Company has not yet been required to answer the suit.

     (iii) Michael LaFleur, a former officer and director of the Company, has made a claim in the Montana Department of Labor and Industry for $16,250 in back pay. The Company has filed an answer denying any liability.

     (c) Judgments Against the Company.

     There are two classes of monetary judgments against the Company, all entered prior to the December 12, 1994 shareholders' meeting and the resulting change in management.

     First, in the course of the New Board's factual investigation after taking office, the Company discovered that three recent judgments were entered against the Company in 1993 and 1994 under former management:

          1. In 1993, a judgment was entered against the Company in the Superior Court of Bergen County, New Jersey, in favor of Michael Bauernfiend in the amount of $8,163.82. The judgment is accruing interest and is not satisfied. During the Reporting Period, the Company made several partial payments against the judgment.

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

     Pursuant to the Global Settlement Agreement with former management, the Herd judgment is to be marked "justified" when the Global settlement Agreement has been performed.

          3. On November 22, 1994, a judgment was entered in favor of the law firm of Dorsey & Whitney against the Company in the United States District Court for the District of Montana in the amount of $85,310.10. The judgment is accruing interest and is not satisfied. It constitutes a lien on the Company's properties (See Item 2).

     Second, in addition to these recent judgments, state court records in Utah show one prior unsatisfied judgment against the Company:

     In Martineau & Assoc. vs. Stansbury, a judgment was entered in May, 1991 in the amount of $4,268.66, $1,533.00 attorney's fees, $43.75 court costs, with interest accruing since that date.

     Former directors and management of Stansbury have refused to discuss any of these (or any other) matters with current management. However, the Company believes that all of the above judgments were entered by default; and that no defenses were offered by the Company. Because former management has refused to cooperate in preparation of this Annual Report on Form 10-KSB, the Company is not able to state whether there ever existed good and bona fide defenses to any of these claims.

     The Company has sought forbearance agreements from the four judgment creditors listed above. Forbearance agreements have been obtained in the Herd and Bauernfeld suits; the matters have been settled; and the Company has begun to pay off these settlements.

     The Dorsey & Whitney and Martineau matters have not been settled and there are no forbearance agreements in place.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended June 30, 1996, no matters were submitted to security holders through the solicitation of proxies or otherwise.

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

     On January 21, 1992, the Company's shares were delisted from the National Market System of the National Association of Securities Dealers because of former management's neglect. The shares continue to trade in the "pink sheets."

     The following table shows the reported "bid" and "ask" price in dollars for the Company's stock for each quarter of the Reporting Period:

  DATE         OPEN          HIGH             LOW           CLOSE

 09/95         .1875         .4375            . 06          .487
 12/95         .  31         .   4            . 06          . 18
 03/96         . 147         . 312            . 05          .312
 06/96         . 375         .   5            . 05          .437
Sources:  Bloomberg; Smith Barney.

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

     As of February 10, 1997, there were 3,702 shareholders of record.

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

     Since the New Board was elected, the Company has (a) made all required annual filings with the State of Utah's Division of Corporations (b) registered to do business as a foreign corporation in Montana; (c) paid trade and tax creditors, including redeeming the Field Office Property in Victor, Montana, which had been sold at a tax sale. A principal executive office address and a telephone number have been established.

     In addition, the Company has done the following:

          - engaged an independent public accountant to perform audits of the Company's financial statements for the years ended June 30, 1992 through June 30, 1996 (See Item 8);

          - identified, prioritized and begun paying trade debts, liens and judgments;

          - paid all real estate taxes and tax accountants' fees;

          - engaged experienced mining executives as consultants to perform a review of the assets, permits, financial records of the Company and to update a prior feasibility and profitability study of the Company;

          - started to develop a business plan designed to maximize shareholder value; and

          - started to prepare a capital plan for Stansbury for the next twelve months.

     The Company is a development-stage company which is not presently engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to $20 million in permanent financing from a lender.

     With the filing of this Annual Report on Form 10-KSB, the Company will now seek to achieve the following goals:

          - seek a re-listing of the Company's shares on the national quotation system of the National Association of Securities Dealers and the OTC Bulletin Board;

          - study other avenues for growth and profitability;

          - seek new equity; and

          - seek project financing for the mine and mill.

     The Company has to date obtained approximately $915,835 in interim financing. The financing is in the form of loans from 54 existing shareholders of the Company and 14 non-shareholders, who either already are or thereby became members of the Committee for New Management of Stansbury Holdings (the "Committee") . The terms of the loans were previously disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1995.

Plan of Development for the Next Twelve Months.

     The Company's fund-raising effort is on-going.

     (a) Six-Month Goals.

     Additional monies to be obtained in the next six (6) months will be principally devoted to:

     (i) preparation and filing of Quarterly Reports on Form 10- QSB for September 30, 1996, December 30, 1996 and March 31, 1997 so that the Company may become fully current with the SEC in its public filings and so that the Company may then apply to have its shares re-listed for trading on NASDAQ and the OTC Bulletin Board;

     (ii) seeking new equity and interim project financing;

     (iii) payment of consultants' fees and expenses to complete an updated feasibility and profitability study;

     (iv) settlement and payment of judgments;

     (v) payments of attorneys' fees(for Montana, Utah and corporate counsel);
and

     (vi) reimbursement of directors' expenses.

     (b) Issue of Secured Debentures to Committee Members.

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

     With the filing of this 10-KSB, the Company proposes to issue restricted shares of Stansbury stock to Committee members, as agreed, as additional consideration for their loans, to amend the mortgages, to issue notes to Committee members and to seek a relisting of the Company's shares for trading.

     (c) Annual Meeting.

     The Company expects to call a regular, annual shareholders' meeting in the fall of 1997.

     At such annual meeting, the Company presently expects to ask the shareholders to take some or all of the following actions:

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

     (d) New Equity - De-Legending of Committee Stock.

     The Company also proposes, in the next six (6) months, that the Company seek new equity to pay off remaining debts incurred under the former management and to furnish working capital. With the net proceeds of such a $2 to 3 million "best efforts" offering in hand, the Company would then seek project financing in the form of debt to fund construction of the mine in 1998 of $15 to 20 million. As part of such financing, the Company will also register the shares issued to the members of the Committee as restricted study so that they will become freely tradable.

     If such financing is obtained, construction of the proposed open-pit vermiculite mine could begin in or about mid-1998

     (e) Possible Acquisition(s).

     As an initial step to commence operations during calendar 1997, the Company is exploring the possibility of acquiring (a) one or several existing vermiculite mines and mills and (b) one or more vermiculite-related businesses. One such indication of interest by the Company has been declined. Two others are pending.

     The Company believes the ability to use its large net operating loss carry forward makes such acquisitions attractive. Should such acquisition occur, the Company will seek interim "bridge" financing.

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

          2. The mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time.

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

          3. Any development of Stansbury's leases or mineral resources will require applications for issuance of permits from federal and state authorities, including the U.S. Forest Service and the State of Montana Department of Environmental Quality.

     4. A successful resolution of any or all of the above matters will require substantial injections of new capital. No assurance can be given that such capital can be raised.

     5. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Some creditors of the Company have judgments against the Company upon which they could seek to execute.

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

ITEM 7. FINANCIAL STATEMENTS

     There follows the Company's audited financial statements for the fiscal year ended June 30, 1996:

                                                    Taylor & Company
                                                    Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


Board of Directors
Stansbury Holdings Corporation

We have audited the accompanying balance sheets of Stansbury Holdings Corporation (a Utah corporation) as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stansbury Holdings Corporation as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed further in Note 2 to the financial statements, the Company acquired a mineral property valued at $34,577,270. The Company has capitalized related development costs of $2,303,108 as of June 30, 1996. Recovery of the carrying amount of the mineral property and related development costs is dependent on the success of future operations and the Company's ability to obtain financing through borrowing or the sale of its common stock. As of the date of this report, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the mineral property which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing or recover the costs associated with the mineral property through successful future operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses before unusual and extraordinary items of approximately $10,747,000 since April 27, 1985 (the effective date of the plan of reorganization under Chapter 11 of the Bankruptcy Reform Act of 1978). As of June 30, 1996, the Company's current liabilities exceeded its current assets by $4,634,000. The foregoing factors raise substantial doubt about the Company's

                                                341 South Main Street, Suite 214
                                                   Salt Lake City, Utah 84111
                                                        Fax (801) 355-2019
                                                          (801) 521-8118
ability to continue as a going concern. Management's plan in regard to these matters also are disclosed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.


/s/ Taylor & Company

January 15, 1997

STANSBURY HOLDINGS CORPORATION

BALANCE SHEET

Year Ended June 30,                     1996            1995

ASSETS
Current Assets
         Due from attorney's
         escrow account             $    81,318     $        --
         Prepaid expenses                    --          15,000
                                    -----------     -----------
                                         81,318          15,000
                                    -----------     -----------
Property & Equipment
         Building                        31,365          33,539
         Mineral property            34,577,270      34,577,270
         Development costs            2,203,108       2,199,503
                                    -----------     -----------
                                     36,811,743      36,810,312
                                    -----------     -----------
Other Assets
         Deposits                        20,000          20,000
                                    -----------     -----------
                                         20,000          20,000
                                    -----------     -----------
TOTAL ASSETS                        $36,913,061     $36,845,312
                                    ===========     ===========

See accompanying notes

STANSBURY HOLDINGS CORPORATION
BALANCE SHEET

Year Ended June 30,                               1996               1995

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities
     Current portion - long term debt         $  1,654,100      $  1,981,025
     Accounts payable                              452,013           293,285
     Accrued interest                            2,528,074         1,983,319
                                              ------------      ------------
Total Current Liabilities                        4,634,187         4,257,629
                                              ------------      ------------

Long-Term Debt Liabilities

     Notes payable                                 672,750           159,100
                                              ------------      ------------

Total Long Term Liabilities                        672,750           159,100
                                              ------------      ------------

Shareholders' Equity
     Common stock $.25 par value,
     authorized 25,000,000 shares,
     issued and outstanding 20,285,048 and
     19,609,368 shares at June 30, 1996,
     and 1995 respectively                       5,071,262         4,902,342
     Capital in excess of par value             30,399,745        30,399,745
     Deferred interest                            (510,529)         (116,084)
     Retained earnings                          (3,354,354)       (2,757,420)
                                              ------------      ------------

Total Shareholders' Equity                      31,606,124        32,428,583
                                              ------------      ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $ 36,913,061      $ 36,845,312
                                              ============      ============

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENT OF OPERATIONS

Year Ended June 30,                         1996              1995              1994
Revenues                                $         --      $         --      $         --
                                        ------------      ------------      ------------

Gross Profit                                      --                --                --
                                        ------------      ------------      ------------

Expenses
     Taxes                                        33                --               642
     General and administrative              564,990           251,435            65,028
     Interest                                704,976         1,071,333           560,308
                                        ------------      ------------      ------------
Total Expenses                             1,269,999         1,322,768           625,978
                                        ------------      ------------      ------------

Operating Income (Loss)                   (1,269,999)       (1,322,768)         (625,978)
                                        ------------      ------------      ------------

Other Income
     Cancellation of debt                    673,065                --                --
     Other income                                 --             8,450                --
     Interest income                              --               188               279
                                        ------------      ------------      ------------
                                             673,065             8,638               279
                                        ------------      ------------      ------------


Net Income (Loss)                       $   (596,934)     $ (1,314,130)     $   (625,699)
                                        ------------      ------------      ------------

Earnings (loss) per share
     of common stock                    $      (.031)     $      (.071)     $      (.037)
                                        ============      ============      ============

Weighted average shares
     outstanding during
     the period                           19,522,250        18,512,385        16,727,160
                                        ============      ============      ============


See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Common Stock            Capital in       Deferred
                                    Number of                       Excess of        Interest        Retained
                                      Shares          Amount        Par Value                        Earnings


Balance June 30, 1993                16,667,902       4,166,975      30,399,745         (10,192)   $   (917,591)
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares
  interest on long-term debt            476,000         119,000                        (118,500)

Write-off expired redeemable
common stock                                                                                            100,000

Amortize deferred interest                                                              117,804

Net loss                                                                                               (625,699)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1994                17,143,902       4,285,975      30,399,745         (10,888)     (1,443,290)
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares for
interest on long-term debt            2,465,466         616,367                        (616,366)

Amortize deferred interest                                                              511,170

Net loss                                                                                             (1,314,130)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1995                19,609,368    $  4,902,342    $ 30,399,745    $   (116,084)   $ (2,757,420)
                                   ------------    ------------    ------------    ------------    ------------

Issuance of shares for
interest on long-term debt            1,856,176         464,044                        (464,044)

Shares canceled                      (1,180,496)       (295,124)

Amortize deferred interest                                                               69,599

Net loss                                                                                               (596,934)
                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 1996                20,285,048    $  5,071,262    $ 30,399,745    $   (510,529)   $ (3,354,354)
                                     ==========    ============    ============    ============    ============

See accompanying notes

STANSBURY HOLDINGS CORPORATION
STATEMENT OF CASH FLOWS

Year Ended June 30,                                             1996            1995          1994
Cash Flows From Operating Activities
     Net Income (loss)                                      $(1,269,999)   $(1,314,130)   $  (625,699)

          Adjustments to reconcile
            net income to net cash
            provided by operating
            activities:
               Depreciation & Amortization                        2,174          2,174          2,174
               Amortization of deferred interest
                 related to stock options                        65,599        511,170        117,804
               Stock issued for services and interest                          616,366        119,000
          Changes in operating assets
            and liabilities:
               (Increase) decrease in accounts receivable       (81,318)        13,000        (13,000)
               Change in prepaid expenses                        15,000         (9,559)          (121)
               Increase (decrease) in accounts payable          158,729       (214,967)        (3,838)
               Increase (decrease) in accrued liabilities       544,755        558,801        444,402
                                                            -----------    -----------    -----------

Net Cash (Used) By
Operating Activities                                           (561,060)       162,855         40,722
                                                            -----------    -----------    -----------

Cash Flows From Investing Activities
     Increase in development costs                               (3,605)            --             --
                                                            -----------    -----------    -----------

Net Cash Flows Used By
Investing Activities                                             (3,605)            --             --
                                                            -----------    -----------    -----------

Cash Flows From Financing Activities
     Proceeds from long-term debt                               474,044        465,395         87,000
     Payment of long-term debt                                 (287,320)       (12,000)       (10,000)
     Sale of common stock                                       464,044
     Cancellation of debt                                       673,065
     Stock canceled                                            (464,044)
     (Increase) decrease in deferred interest                  (295,124)      (616,366)      (118,500)
                                                            -----------    -----------    -----------

Net Cash Provided By
Financing Activities                                            564,665       (162,971)       (41,500)
                                                            -----------    -----------    -----------

Net Increase (Decrease) in Cash                                      --           (116)          (778)
Cash - Beginning of Period                                           --            116            894
                                                            -----------    -----------    -----------

CASH-END OF YEAR                                            $        --    $        --    $       116
                                                            ===========    ===========    ===========


See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS

Year Ended June 30,                 1996         1995         1994

Supplemental Disclosure
  of Non-cash Investing
  and Financing Activities

Common stock issued for
  services and interest
  during the year                 $464,044     $616,366     $119,000

Debt was cancelled to three
  former officers in exchange
  for the company dismissing a
  lawsuit against them.            673,065           --           --
                                  ========     ========     ========

See accompanying notes

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Stansbury Holdings Corporation (the Company) is engaged in the development of a mineral property. The Company is seeking qualified business alliances and/or mergers with entities closely associated with the distribution and/or marketing of vermiculite related products.

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

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




At June 30, 1996, the Company has a net operating loss carry- forward totaling approximately $9,580,000 that may be offset against future taxable income. The loss carry-forward expires at various dates through 2011. A tax benefit has not been reported in the accompanying financial statements, however, because the Company is uncertain as to the likelihood of utilization of the carry- forward. Accordingly, the approximate tax benefit of the $9,580,000 loss carry-forward has been offset by valuation allowance of the same amount.

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

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




NOTE 2 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has acquired a mineral property valued at $34,577,270. The Company has capitalized related development costs of $2,303,108 as of June 30, 1996. Recovery of the carrying amount of the mineral property and related development costs is dependent on the success of future operations and the Company's ability to obtain financing through borrowing or the sale of common stock. In December 1994, the Company's Board of Directors and management were changed. The Company is seeking business alliances and/or mergers with entities associated with vermiculite related products. Management is attempting to raise financing through borrowing and sale of common stock to meet its cash needs.

The Company has not obtained the necessary financing to meet its working capital requirements and to operate the mineral property, which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing. The Company has pledged the mineral property as collateral for a note payable to a former affiliate. Also, as discussed in
Note 6, the United States Forest Service required that an Environmental Impact Statement (EIS) be issued for the mineral property prior to granting mining rights to the Company. The EIS was completed in 1993. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.

NOTE 3 ACQUISITION OF MINERAL PROPERTY

During 1984, the Company entered into an agreement with Northland

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




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

NOTE 4 BUILDING

The building and accumulated depreciation by year is summarized as follows:

                                           Accumulated             Net Book
                        Building          Depreciation               Value

         6-30-95        $ 50,000            $ 16,461               $33,539

         6-30-96          50,000              18,635                31,365


Depreciation expense for each of the two years is $2,174.

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

Notes and mortgages payable are summarized as follows:

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995



          Mortgages Payable                              1996           1995

Mortgages payable consist of promissory notes
due shareholders of the Company,
collateralized by interest in the mineral
property, interest accrues at 23% per annum,
past due and in default at June 30, 1996.              $496,000       $496,000

Mortgages payable to a life insurance company in liquidation. Bearing interest at 10% due on or before the earliest to occur of the following:

(a)  Within 90 days after completion of the
     environmental impact statement (see note
     7); or

(b)  December 31, 1992, collateralized by the
     Company's mineral property. (see note 9)

Past due and in default June 30, 1996                   550,000      1,046,000
                                                      ---------      ---------

         Mortgages Payable                            1,046,000      1,046,000
                                                      ---------      ---------

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995



          Mortgages Payable                              1996           1995

Unsecured notes payable to three corporations
for development costs, bearing interest at 9%
to 12% per annum past due and in default at
June 30, 1996.                                         $304,968       $304,968

Note payable to an insurance company, in
liquidation, with interest at 12% per annum
due on demand, guaranteed by a shareholder of
the Company.                                             10,000         10,000

Unsecured note payable to an individual with
interest at 20% per annum, past due and in
default at June 30, 1995. Settled during
1996.                                                        --         40,000

Note payable to an insurance company, in
liquidation, with interest at 12% per annum,
past due and in default at June 30, 1996.                85,961         85,961

Unsecured notes payable to six shareholders,
with interest at 10% to 18% per annum, past
due and in default at June 30, 1996.                     83,100         83,100

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995


Unsecured notes payable to five shareholders,
with interest at 10% to 18% per annum and in
default at June 30, 1996.                                23,200         23,200

Unsecured notes payable due nine
shareholders, with interest at 14% to 15% per
annum, past due and in default June 30, 1996.            16,500         16,500

Unsecured note payable due shareholders of
the Company, the notes mature February 1,
2000, with interest at 12% per annum.                   603,144        129,100

Unsecured notes payable due three
shareholders of the Company with interest at
14% to 15% past due and in default.                      29,000         29,000

Unsecured note due a shareholder, the note
matures December 31, 2000 with interest at
12%.                                                     12,000              -

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995





Unsecured note payable due a shareholder, the
note matured January 18, 1996, with interest
at 12% per annum. Past due and in default,
June 30, 1996.                                           30,000         30,000

Unsecured notes payable due four
shareholders, these notes payable resulted
from settlement of claims with the former
officers, the notes are due on demand and
accrue interest at 12% annum.                            25,370        342,296

Unsecured note payable due a former officer.
The note matures December 31, 2000 with
interest at 12%.                                         57,607              -
                                                     ----------     ----------

         TOTAL NOTES PAYABLE                          1,280,850      1,094,125
                                                     ----------     ----------

         TOTAL MORTGAGES and NOTES PAYABLE            2,326,850      2,140,125
                                                     ----------     ----------

         CURRENT PORTION                              1,654,100      1,981,025
                                                     ----------     ----------

         TOTAL LONG-TERM                             $  672,750     $  159,100
                                                     ==========     ==========

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




NOTE 6 COMMITMENTS AND CONTINGENCIES

Royalty and Lease Agreements

Certain of the vermiculite claims are leased to the Company under a lease assigned to the Company during June 1986 in connection with the settlement of the obligations owed to a trust. The Lease permits the Company to purchase the claims for $1,000,000 during the term of the lease or any extensions thereof. The current lease term expires November 15, 1997, and is renewable for additional consecutive ten-year terms upon five days' notice. The lease requires a royalty payment to the lessors of $2 per ton of milled vermiculite ore, or 3 1/3 percent of the selling price, whichever is greater, and ten percent of the selling price of other mineral and ores. A minimum royalty of $1,500 per quarter is specified, although the lessors have agreed the minimum royalty payment is not required. Royalty payments, including any minimum advance royalty payments, are applied against the purchase price of the claims. The Company made payments under the lease agreement as follows: $6,150 for 1996, $14,100 for 1995, $6,000 for 1994.

Beginning in 1993 the US Forest Service required a payment of $9,600 per year. The mineral property is on forest service land, requiring the lease payment to be made annually to the US Forest Service.

Environmental Impact Statement

During 1988, the Company was notified by the United States Forest Service that an Environmental Impact Statement (EIS) will be required for the vermiculite property. A draft EIS was issued in January 1991. The Company's management issued a final EIS by May 1993.

There are two matters of potential administrative action or

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




judicial litigation as follows:

     (a) Judicial appeal of the 1993 Forest Service approval and approval on the administrative appeal of the Western Vermiculite Corporation Plan of Operations.

     (b) An administrative appeal of a claim by letter dated March 14, 1996 to the Bitterroot National Forest and the Montana Department of State Lands that the EIS must be withdrawn or supplemented.

Insurance

The Company discontinued its insurance coverages during fiscal 1991 and has been uninsured since that time.

Income Tax

The Company has not filed federal income tax returns since June 30, 1990.

Consultant

In 1995 and 1996 the Company employed an individual as an independent consultant. In late 1995 he became chief executive officer of the Company, without a contract. He resigned his position with the Company on April 1, 1996 because of a dispute with the board of directors.

He submitted an invoice to the Company claiming an amount due him of $23,900. The Company has denied this liability. While he has not filed a lawsuit against the Company, the statute of limitations has not expired.

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




NOTE 7 LITIGATION AND JUDGMENTS

A claim was filed by a law firm in the U.S. District Court for the District of Montana. Judgment was entered in the U.S. District Court for the District of Montana on November 11, 1994 in the amount of $85,310, plus interest. This claim is not settled and the Company has not commenced making payments thereunder.

A judgment was entered against the Company in Bergen County, New Jersey in the amount of $8,164 plus interest. The Company entered into a settlement and has commenced performance thereunder.

A judgment was entered against the Company in favor of a Salt Lake City, Utah CPA firm in the amount of $5,845 plus interest. The claim has not been settled and the Company has not commenced making payments against the judgment.

In the U.S. District Court for the State of Utah, the Company filed a claim against five (5) former members of the board of directors for damages and an injunction relating to prior acts while they were in control of the Company as well as acts subsequent to their removal from office by the shareholders on December 12, 1994. The action was filed on October 16, 1995. The Company obtained a preliminary injunction against the former management after a hearing held October 16, 1995.

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

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




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

Two members of former management filed a lawsuit in the State District Court of Salt Lake County, Utah on October 3, 1996. This suit alleges that the Company breached the settlement agreement by ceasing to make payments under the agreement.

The Company filed a counter claim on November 4, 1996 setting up the prior breach by the plaintiffs of the settlement agreement as a complete defense.

No discovery has commenced in the case and the matter is in its

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




early states. Management, therefore, makes no conclusion as to its merits.

A claim was filed by a former director and officer with the Wage & Hour Division of the Department of Labor of the State of Montana in the amount of $23,000. The Company is opposing the claim.

A former director filed a lawsuit in the Montana Fourth Judicial Court in Missoula County, Montana in the amount of $30,000 plus past due interest. The suit alleges that the Company has failed to remit payment on a loan.

ITEM 8 SUBSEQUENT EVENTS

The Company has not been in compliance with federal securities laws. Former management did not file any of the required reports with U.S. Securities and Exchange Commission. Therefore, the Company was in violation of the reporting requirements of section 12(g) of the Exchange Act and its associated regulations.

Since taking office in December 1994, the new management has made the required filings, although, not always on a timely basis. However, because there were no financial records for the Company and because the audit of June 30, 1996 was not completed the Company has not been able to include the required annual and quarterly financial information in any of its periodic filings. Accordingly, the Company is still in violation of the Rules and Regulations of the U.S. Securities and Exchange Commission.

A citizen of the United Kingdom served as a member of the board of directors from December 11, 1994 until he resigned from the board on November 20, 1996. This individual claims to be owed an amount of $30,000, plus interest. This claim arose from an undocumented loan supposedly made by him to the Company in 1993. The Company has an oral agreement to settle the loan. However, it is possible,

STANSBURY HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1996 and 1995




in light of his resignation from the board, that this matter may result in litigation.

The board of directors approved compensation for the president at a meeting held January 6, 1997. The president's salary will be $5,000 per month effective April 12, 1995. He will be allowed $800 per month for office space in his home effective December 14, 1994. The president agreed to defer the salary and rent until such time as the Company funds are available. He may, at his option, take all or part of the compensation in Company stock. Retained earnings has been adjusted by $17,700 for rend and salary prior to July 1, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There was a change in accountants during the Reporting Period.

     The Company did not have an independent public accountant during the first three months of the Reporting Period. On September 18, 1995, Arthur Andersen LLP, was engaged to perform an audit of the Company's financial statements for the year ended June 30, 1995. Arthur Andersen LLP, had previously served as the Company's independent public accountant for its last audit, for the year ended June 30, 1991.

     (a)  Resignation of Registrant's Independent Accountant.

     The Company was notified on April 3, 1996 that Arthur Andersen & Co., LLP, intended to resign from its audit of the Company's financial statements for the years ended June 30, 1992 through June 30, 1995. On April 18, 1996, the Company received Arthur Andersen's letter to this effect.

     Arthur Andersen had previously served as the independent public accountant for the Company's last completed audit for the year ended June 30, 1991 (filed in July, 1992). Arthur Andersen's opinion on the June 30, 1991 statements contained explanatory paragraphs as to uncertainties with respect to the recoverability of the Registrant's mineral property and its ability to continue as a "going concern."

     Arthur Andersen's termination was not recommended or approved by an audit committee or similar committee of the Board of Directors.

     Based on the April 3, 1996 meeting, however, the Company concluded there were no disagreements between management and this former accountant.

     The Registrant authorized the former accountant to discuss any matters it feels appropriate with the successor auditor.

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

     The report of the audit for the year ended June 30, 1996 appears at Item 7. Taylor & Company continues as the Company's auditor.

     The audit by Taylor & Company will address, among other things, the following issues:

     1. the valuation of the Company's mineral reserve at $34 million, which appears, subject to a qualification, in Arthur Andersen's June 30, 1991 audit report;

     2. the possible unavailability of management representation letters from former management for the years June 30, 1992 through June 30, 1994 and, even if they are available, whether the auditor may reasonably rely upon them;

     3.   audit confirmations;

     4. the resignation of two of the Registrant's three directors who have mining backgrounds; and

     5. the Company's viability as a "going concern" in light of the previous Paragraph and the fact that there has been no construction activity commenced at the proposed mine site in the five years since June 30, 1991.

     In a letter to the Registrant dated June 3, 1996, the Staff of Corporate Finance Division of the SEC has expressed its belief that the five items listed above constituted disagreements or "reportable events." After consultation with Arthur Andersen and the Staff, the Registrant still believes there were no disagreements or "reportable events," as defined.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons are currently the executive officers and directors of the Company as of the date of the filing of this Report. Their dates of service with the Company are given next to their names:


     Name and Age               Term                     Business Experience

Executive Officers:

Donald Sanford              (May 19, 1995 -          Retired screen writer;
(Age 78)                     present)                investor; trustee of
President                                            Writers Guild of
                                                     America Pension Plan
                                                     and Health Fund since
                                                     1973

David Racher                (February 1, 1995 -      Reporter for
(Age 59)                     present)                Philadelphia Daily
Treasurer                                            News

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

     The following persons formerly served as Executive Officers or Directors during the Reporting Period for the various time periods stated:

Chief Executive
 Officer:             Michael LaFleur               (September 18, 1995 -
                                                     April 1, 1996)

Directors:            Suzette Green                 (February 1, 1995
                                                     August 1, 1995)

                      Michael F. LaFleur            (September 18, 1995 -
                                                     April 1, 1996)

                      James M. Rosel                (December 12, 1994 -
                                                     April 1, 1994)

                      Simon Grant-Rennick           (December 12, 1994 -
                                                     November 20, 1996)

     (a) Asia Pacific Proposal; Resignation of Directors.

     On February 26, 1996, Michael LaFleur, the Company's CEO and a director, presented a fully negotiated and signed agreement with a company called Asia Pacific Timber Corporation to the Board and requested that the Board approve it at a meeting which he requested be called for forty-eight hours later. The Agreement, which was signed by Mr. LaFleur and another director, James Rosel, under date of February 25, 1996, is attached hereto as Exhibit "99.4" (the "Agreement").

     The four other directors, the Registrant's president and corporate counsel had all previously been unaware of any discussions with Asia Pacific; and they had not been consulted or informed of the Agreement until two days after it was, apparently, signed. Based on a review of the Agreement, the Board determined that one aspect of the Agreement raised a question as to its legality under state corporate law; it was also viewed as raising a potential "change in control," requiring special due diligence with respect to Asia Pacific and its principals. Accordingly, after a two and one-half hour telephone Board meeting, the Board voted 3 to 3 on the issues of whether to approve the deal or to table it. As a result, no action was taken; and the President directed that the matter be carried to a Board meeting set for March 25, 1996.

     Subsequently, the Company was able to determine that Asia Pacific was not registered to do business in British Columbia or Montana; had no phone listings or assets there; and apparently was based in its president's home. In telephone conferences with Mr. Alan Nichols, the person representing himself to be the president of Asia Pacific, Asia Pacific refused to furnish financial information; refused to confirm by banker's letter or otherwise the availability of the amount of monies supposedly committed to in the Agreement; and refused to furnish information regarding directors and shareholders. Asia Pacific's representative stated that this information would be furnished once the Board approved the Agreement. The Company sent "14(a)" and "13(d)" questionnaires to Asia Pacific seeking information regarding directors and shareholders. No response was received.

     An attempt was made to renegotiate the Agreement through counsel during the week of March 18, 1996. However, Asia Pacific was unwilling to make all the concessions sought. In addition, directors LaFleur and Rosel took the position that the Company should not be seeking these concessions at all.

     Accordingly, because (a) no more information was available on Asia Pacific as at the previous Board meeting, (b) no re-negotiated agreement was before the Board to be acted upon and (c) a poll of directors showed that the division of 3 to 3 had not changed, the Board of Directors meeting for March 25, 1996 was cancelled.

     The Company then sent a detailed counter-proposal to Asia Pacific and again sought information regarding directors, shareholders, bank accounts and financial statements. Asia Pacific again refused to negotiate or to furnish due diligence information in advance. The division of the Board essentially made it impossible for the Company to present a unified front in negotiations.

     Directors LaFleur and Rosel offered their resignations on April 1, 1996, as discussed in more detail in Item 6. The President has now accepted these resignations. Although the Company sought thereafter to reopen negotiations, Asia Pacific has refused to renew discussions. The Company still has no information regarding the bona fides of Asia Pacific, or its principals or its finances after having requested this information repeatedly.

     The Company believes, therefore, that no transaction with Asia Pacific is in prospect. Nor could the Company, in any event, enter into a transaction without first obtaining and reviewing the information which Asia Pacific has repeatedly refused to furnish.

     Michael LaFleur and James Rosel resigned from the Board on April 1, 1996. The resignations were accepted by the President on April 23, 1996.

     (b) Resignation of Mr. Grant-Rennick as Director.

     Simon Grant-Rennick, a director of the Company, submitted his resignation on November 20, 1996. A legible copy of the letter of resignation was received, and the resignation was accepted, on December 6, 1996.

     The Company believes that Mr. Grant-Rennick's statement of the reasons for his resignation are inaccurate. Since joining the Board on December 12, 1994, Mr. Grant-Rennick has sought to recover a $30,000 debt which he claims the Company incurred to him under its prior management in 1993. The Company believes Mr. Grant- Rennick's resignation relates to this personal matter and not to any disagreement with the Company relating to its operations, policies or performance.

     (c) Compliance With Section 16(b) of the Exchange Act.

     During the Reporting Period, all persons serving as directors and executive officers, promoters and control persons have been in compliance with Section 16(a) of the Exchange Act with the exceptions of (a) Dr. Peskin, who filed a Form 4 on August 28, 1995 to report a transaction on June 7, 1995 and (b) Mr. Grant-Rennick, who filed a Form 3 on February 22, 1995 to report his election to the Board on December 12, 1994 but who has yet to file a Form 5 to reflect his resignation from the Board on May 19, 1995.

     The Company believes there was no compliance by former management with
Section 16(a) of the Exchange Act from July 1, 1991 through December 12, 1994 or thereafter.

ITEM 10.  EXECUTIVE COMPENSATION

     Except for Mr. LaFleur (a former officer), no executive officer or director of the Company serving after December 12, 1994 has received any compensation from the Company. On January 6, 1997, the Board adopted a default compensation plan for the president, Mr. Sanford, at the rate of $5,000 per month, plus $800/month, to rent a home office since May 19, 1995. The matter of a stock option plan for directors is under discussion.

     Directors are entitled to receive reimbursement of their reasonable and necessary expenses as documented and submitted. The following directors have submitted documentation to support and have received reimbursement during the Reporting Period:

                  Donald Sanford
                  Michael LaFleur (former director)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The stock holdings of the current directors and executive officers of the Company are as follows:

                                      No. of Shares              %

  Donald Sanford                          451,350               2.1%
  David Racher                             45,050               .21%
  Dr. Martin Peskin                       588,200               2.7%
  Dr. Howard Pomeranz                     402,300               1.9%
                                          -------              ----
  TOTALS:                               1,486,900              7.01%

     (b) The Committee for New Management of Stansbury Holdings Corporation, of which the above persons are all members, filed on March 21, 1996, an Amendment No. 7 to its Schedule 13D disclosing that the Committee collectively owns 4,841,844, or 26%, of the Company's stock.

     (c) Other than the Committee, no person has filed a Schedule 13D except the following:

                               No. of Shares                       %

Dr. Sami I. Samani                1,999,892                      9.4%

Source: 13-D filed by Dr. Samani on April 11, 1996.

     The Company believes the following additional persons, acting as an undisclosed "group", collectively (or, with respect to Dr. Samani, individually) own stock in excess of 5% of the Company's outstanding stock.

                                No. of Shares                      %

Dr. Sami I. A. Samani (1)         1,999,892                       9.4
Thomas J. DeRosa                    272,200                      1.28
Peter Samani                        171,000                       .80
Charles L. McLaughlin               356,478                      1.68
                                 ----------                      ----
TOTAL:                            2,799,570                     13.16%

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          - Exhibit 17 - Letter on Director Resignation.

          - Exhibit 23 - Consent of Independent Accountants.

--------
(1) Either owned jointly or individually with his wife.

          - Exhibit 27 - Financial Data Schedule for year ended June 30, 1996.

     (b) Reports on Form 8-K.

     The following Special Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996 or thereafter:

-        April 18, 1996           (change in certifying public
                                   accountant; Asia Pacific Proposal;
                                   Resignation of Messrs. LaFleur and
                                   Rosel as directors);

-        August 22, 1996          (receipt of audit report for four
                                   years ended June 30, 1995); and

-        December 6, 1996         (resignation of Mr. Grant-Rennick as
                                   director).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STANSBURY HOLDINGS CORPORATION


Dated   March 12, 1997                  /s/ Donald Sanford
                                        Donald Sanford, President

Dated   March 12, 1997                  /s/ David Racher
                                        David Racher, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald Sanford                      Dated         March 12, 1997
Donald Sanford, Director

 /s/ Martin Peskin                      Dated         March 12, 1997
Dr. Martin Peskin, Director

/s/ Howard Pomeranz                     Dated         March 12, 1997
Dr. Howard Pomeranz, Director