Form 10QSB
period 1996-12-31
STANSBURY HOLDINGS CORP
filed 1997-03-25
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1996

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

Yes __X__                          No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes ____            No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 3, 1997, the number of shares outstanding was:  21,203,812


           Transitional Small Business Disclosure Format (check one);

Yes ____                            No __X__

                                TABLE OF CONTENTS

                                                                        Page(s)

Part I    Financial Information

 Item 1.  Financial Statements................................................3

          Income Statement....................................................4

          Balance Sheet.......................................................5

          Unaudited Statement of Cash Flows...................................7

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation.................................................9

Part II   Other Information

 Item 1.  Legal Proceedings..................................................24

 Item 2.  Changes in Securities..............................................27

 Item 3.  Defaults Upon Senior Securities....................................27

 Item 4.  Submission of Matters to a Vote of
            Security Holders.................................................27

 Item 5.  Other Information..................................................27

 Item 6.  Exhibits and Reports on Form 8-K...................................28

Signatures...................................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

     Stansbury Holdings Corporation (referred to herein as either the "Registrant", the "Company" or "Stansbury") is a development-stage mining company, which has not commenced operations and has no revenue.

     The Company is today filing the required financial statements in this Quarterly Report on Form 10-QSB for the six months ended December 31, 1996. These interim statements have only become available in the last forty-eight hours after the receipt four weeks ago of the audit report on the Company's financial statements for the year ended June 30, 1996.

                      STANSBURY HOLDINGS CORPORATION & SUB.
                                Income Statement
                   For the Six Months Ending December 31, 1996


  Revenues                         Current Month         Year to Date
Total Revenues                             0.00               0.00
Cost of Sales                              0.00               0.00
Total Cost of Sales                        0.00               0.00

Gross Profit                               0.00               0.00

Expenses
  Consulting Fees                    $15,752.61         $38,814.01
  Legal                               46,681.94         152,169.20
  Accounting                           9,735.50          28,307.87
  Office Supplies                         62.89              62.89
 Other Office Expenses                     0.00           2,300.00
  Mining Leases                        1,500.00           3,015.00
  Advertising & Promotion                  0.00             290.00
 Interest                            209,620.94         406,855.36
  Interest - OID                      32,889.75          63,254.75
  Licenses & Permits                       0.00             128.42
  Professional Fees                    4,113.50          22,713.50
 Deprec Exp - Building                   543.50           1,087.00
  Travel                               2,377.00           2,789.50

Total Expenses                       323,277.63         721,787.50

Net Income                         $(323,277.63)      $(721,787.50)

                      STANSBURY HOLDINGS CORPORATION & SUB.
                                  Balance Sheet
                                December 31, 1996


                                     ASSETS
Current Assets
 Cash - Wiles Escrow Account               $27,388.61

TOTAL CURRENT ASSETS                                               $27,388.61

Property and Equipment
 Building                                   30,278.00
 Mineral Property                       34,577,270.00
 Development Costs                       2,203,288.00

Total Property and Equipment                                    36,810,836.00

Other Assets
 Other Assets                               20,000.00

Total Other Assets                                                  20,000.00

TOTAL ASSETS                                                   $36,858,224.61
                                                               --------------

                             LIABILITIES AND CAPITAL
Current Liabilities
 Curr Portion - Long Term
Debt                                    $1,654,100.00
 Accounts Payable                          452,013.00
 Accrued Interest                        2,934,929.36

Total Current Liabilities                                       $5,041,042.36

Long-Term Liabilities
 Notes Payable - Non-current               869,591.00


Total Long-Term Liabilities                                       $869,591.00

TOTAL LIABILITIES                                               $5,910,633.36

Capital
 Common Stock                            5,268,103.00
 Capital in excess of par
 value                                  30,399,745.00
 Deferred interest and comp               (644,115.25)
 Retained Earnings                      (3,354,354.00)
 Net Income                               (721,787.50)

Total Capital                                                   30,947,591.25

TOTAL LIABILITIES & CAPITAL                                    $36,858,244.61
                                                               --------------

                        UNAUDITED STATEMENT OF CASH FLOWS


                                    Six Months Ended
        Cash Flows                 December 31, 1996
(Dollars in Thousands)
Cash Flows From Operating
Activities                                - 0 -
Cash Flows From Investing
Activities                                - 0 -
Cash Flows From Investing
Activities
Proceeds from Shareholder Loans        $100,841
Proceeds from Non-Shareholder           $90,000
Loans
Net Cash Provided by (used in)         $190,841
Financing Activities

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted principles for interim financial information. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

2. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

3. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

     The current Board of Directors and management of the Company (the "New Board") are the result of a successful proxy contest to elect a new Board of Directors at a special shareholders' meeting held on December 12, 1994. The president of the Company, who is also one of the Company's three directors, is the only original member of the successful slate nominated by the Committee for New Management of Stansbury Holdings (the "Committee"). The other two current directors, and the Company's treasurer, are original members of the Committee.

     For more information on the Committee, see Amendment No. 7 to Schedule 13-D, filed on March 21, 1996 by the Committee.

     Since December, 1994, the New Board has focused on raising money in the form of loans from existing shareholders (on terms previously disclosed) for the following purposes:

     (a)  to fund a factual and legal investigation;

     (b)  to retain an accountant and an independent public accountants;

     (c) to obtain audited financial statements for the years ended June 30, 1992 - June 30, 1996;

     (d) to prepare and file Annual Reports on Form 10-KSB and other required reports with the U.S. Securities and Exchange Commission ("SEC") so that the Company is now "current" with the SEC, for the first time since 1992;

     (e) to apply for re-listing of the Company's stock on the NASDAQ and the OTC Bulletin Board;

     (f)  to pay selected, key creditors; and

     (g) to negotiate and document short-term forbearance agreements with judgment creditors.

     This set of interim goals has now been substantially achieved.

          Method of Financing the Company; Use of Monies Already Raised

     During the six months ended December 31, 1996 (the "Current Period"), the Company obtained $190,841 in loans from existing shareholders, on terms previously disclosed. The Company obtained $195,544 in shareholder loans, on the same terms, in the previous quarter. An additional total of $61,000 has been received since the end of the Current Period and the date of this Report.

     As of December 31, 1996, a total of $855,835 has been lent to the Company by 55 existing shareholders of the Company and 12 non- shareholders since December 12, 1994.

     The monies raised in the Current Quarter were used to pay attorneys' and accountants' fees, to pay annual claim fees to the U.S. Government, to reimburse directors for travel and expenses, to pay a contractor to do reclamation work at the site of the Company's proposed mine, to pay consultants' fees for mining experts, to pay for water quality monitoring, to pay utility bills, to make payment on a mineral lease and to pay other routine expenses.

     The Company believes it has yet to resolve favorably certain of the problems identified in previous filings:

     1. Lack of cash flow continues. Since it has never been an operating company, Stansbury, by definition, has no revenues. Nor does the Company have assets which can be readily converted to cash. Therefore, the Company has had to raise money through shareholder loans.

     The Company believes that it will likely be able to raise sufficient funds from shareholder loans to overcome this problem and to achieve the above-stated initial goals.

     2. Money judgments still must be resolved. Three of the Company's four judgment creditors have entered into agreements with the Company. The Company has begun performance on these agreements; the Company believes it will be able to perform in full, although not always on a timely basis. The other judgment creditor has been requested to enter into a forbearance agreement with the Company. Assuming sufficient funding, the Company believes the creditor will agree to do so.

     The Company has little or no liquidity, although it has been paying most new obligations accruing since December 12, 1994.

     To date, no judgment creditor has sought to execute on any judgment. Should any of the current judgment creditors (see Part One, Item 1 and Part Two, Item
1) attach the Registrant's assets, the efforts now underway to revive Stansbury would be imperiled.

                           Fewer Serious Risk Factors

     The Company has favorably resolved the following obstacles:

     1. The Company was unable to find financial statements for the years 1992, 1993, 1994 or 1995 (and such did not, apparently, exist). This has been corrected by the last year's work.

     2. The Company needed to prepare books of original entry, so as to be able to generate management's financial statements for these years before Taylor & Co. can proceed to audit them. This goal has been achieved.

     3. Other than attorneys' escrow account records, no bank accounts and few financial records have been located for the years 1992-1994. This has been corrected by the last year's work.

     4. Some of the members of former management were refusing to co-operate in furnishing requested information or to make themselves available to the auditors for an interview. By suing these individuals and then settling with them, this issue has been favorably resolved.

     Assuming continued funding, the Company expects to report further progress in the next quarter.

               Completion of the New Board's Initial Investigation

     During the Current Period, the New Board continued to implement the platform of the Committee set forth in the Committee's proxy materials for the December 12, 1994 special meeting of shareholders. Pursuant thereto, the New Board has:

     - searched for and identified all suits, judgment, liens and debts of or against the Company;

     - identified, located and taken possession of the assets, books and records of Stansbury;

     - begun evaluating Stansbury's assets, including the status of its mineral claims and leases, permits and environmental impact statement; and

     - conducted an investigation of, and instituted litigation (see Part Two, Item 1, below) involving, the activities of prior management.

     Since the New Board was elected, the Company has (a) made all required annual filings with the State of Utah's Division of Corporations; (b) registered to do business as a foreign corporation in Montana; (c) paid trade and tax creditors, including redeeming the Field Office Property in Victor, Montana, which had been sold at a tax sale. A principal executive office address and a telephone number have been established.

     In addition, the New Board has:

     - engaged a CPA firm which has prepared books of original entry (and unaudited financial statements) for the years ended June 30, 1992, 1993, 1994, 1995 and 1996;

     - engaged Taylor & Company as the Company's independent public accountant to perform an audit of the Company's financial statements for the years ended June 30, 1992, 1993, 1994, 1995 and 1996, which is now completed;

     - identified, prioritized and begun paying trade debts, liens and judgments;

     - paid all known real estate taxes and tax accountants' fees;

     - engaged an experienced mining executive as a consultant to perform a review of the assets, permits and financial records of the Company; and

     - started to develop a business plan to maximize shareholder value.

     Users of this Quarterly Report on Form 10-QSB and the

Company's audited financial statements for the year ended June 30, 1996, should note that the auditor's report is qualified in nature and includes, among other things, a "going concern" qualification. The Company is a development-stage company which is not presently and never has - engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to 20 million in permanent, debt financing.

                Proposed Future Use of Proceeds Yet to Be Raised

     The Company has to date raised over $916,835 by way of interim financing.

     The Company's fund raising effort is on-going, as the Company seeks to raise approximately $50,000 per month over the next five months (i.e., April, 1997 - August, 1997). These additional monies, if raised, will be principally devoted to:

     (a)  paying for preparation of 1992-1996 corporate income tax returns;

     (b)  staying current in SEC, state and environmental filings;

     (c)  payment of attorneys' fees (for Montana, Utah and corporate counsel);

     (d) preparing and filing applications to be re-listed on NASDAQ and the OTC Bulletin Board;

     (e) payment of leases, consultants' fees, attorneys' fees and other routine expenses; and

     (f)  payment of directors' expenses.

     In May 1995, the Insurance Commissioner of the State of Utah, as liquidator of two insurance companies (the "State"), agreed, in principal, to enter into an agreement with the Company (a) to amend the State's mortgage on the Company's mineral claims so as to allow the Committee's members to have an equal, first lien security interest in those claims as long as the State's position was not adversely affected and (b) to enter into a forbearance agreement with the Company regarding (i) sale of the State's shares of Stansbury's stock and (ii) any foreclosure on its mortgage.

     In July 1995, the Company discovered that a set of second mortgages - not previously known to the New Board or its corporate officers - existed on the Company's mineral claims, including two in the name of members of former management. In light of the Company's dispute with former management (See Part Two, Item 1), the State and the Company have not been able to implement their agreement-in-principle.1

--------

     1 Among other things, the State concluded that it is not possible at this time to amend its first mortgage so as to permit the Committee Members to take an equal, first lien position without

     However, on December 14, 1995, the Company signed a Global Settlement Agreement with Dr. Samani and Mr. DeRosa, the two members of former management who had second mortgages. The settlement finally closed on February 5, 1996. At that settlement, Dr. Samani and Mr. DeRosa delivered subordination agreements and forbearance agreements of their second mortgage.

     The Company has now obtained subordination and forbearance agreements from all the other holders of secured mortgages. The Company expects, therefore, to issue the Secured Debentures (the "Notes") to the Committee within the next thirty (30) days.

     As a result of the nine-month delay and nearly $50,000 in expenses attributable to Dr. Samani and Mr. DeRosa's earlier refusal to deliver these subordinations, the Company was not able to make the first, February 1, 1996 interest payment to the Committee members. A letter on this subject was sent by the Company's President, Mr. Sanford, to all Committee members. The

--------
1 (...continued)
jeopardizing its first lien priority vis-a-vis former management's second mortgages (if valid). Counsel for the Company concurred with this conclusion. Issuance of notes evidencing the Company's indebtedness to various Committee members was, therefore, placed "on hold" pending resolution of the dispute, and litigation, with former management. (See Part II, Item 1).

     The Company will now seek to implement the agreement-in- principle by April 30, 1997.

letter states that the Notes, when issued, will have the first year's interest included in their principals; but the Notes will have the same terms. For the second year's interest, the Company proposes to pay stock in lieu of cash.

     The Company believes it will be possible to deliver the Notes by April 30, 1997. Interest, in the form of restricted shares, will be paid to Committee members by April 30, 1997.

                                  Business Plan

     By way of a business plan, should the additional $250,000 referred to above be obtained, the New Board would then seek to accomplish the following goals;

     (a)  to pay off remaining debts;

     (b) to seek a re-listing of the Company's shares on NASDAQ and the OTM Bulletin Board;

     (c)  to pursue new equity financing of $2 million - $3 million;

     (d) to register the Committee's restricted shares as part of the same financing;

     (e) to pursue opportunities to commence business operations and generate revenue in 1997, and

     (f) to seek to locate the approximately 25% of the Company's shareholders for whom the Company has no current address.

     Thereafter, the Company will call a regular annual shareholders' meeting as soon as the above plans mature. At such annual meeting, the New Board presently expects to ask the shareholders to take some or all of the following actions:

     (a)  to elect the nominees of the New Board;

     (b) to ratify and approve a stock option plan for management for the next year;

     (c) to ratify the selection of an independent public accountant for the next year;

     (d)  to approve a class of preferred stock;

     (e) to approve amendments to the Company's articles of incorporation, including a possible change of corporate domicile; and

     (f) to act on such other matters as may properly come before an annual meeting.

     With the net proceeds of the above-described $2 to 3 million "best efforts" offering in hand, the Company would then seek debt and equity financing to fund construction of $15 to 20 million. If - and only if - such financing is obtained, construction (primarily improvements to road access and site preparation) of the proposed open-pit vermiculite mine and mill outside Hamilton, Montana could begin in or about mid-1998.

     This plan may change if the Company is able to make a successful acquisition in 1997.

     This is a very ambitious program, especially in light of the problems facing the Company. No assurance can be given that any of the above goals can be achieved. The Company's shareholders (and any person considering purchasing shares of Stansbury stock) should specifically note the following:

     1. There are material ongoing disputes, and litigation, with three members of former management and two former members of the current board. See Part II,
Item 1.

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

     5. There exists an unknown quantum of environmental and community opposition to any mining activity by Stansbury in Ravalli County, Montana where the proposed mine would be located. In 1996, a newspaper article published in Montana stated that a "concerned citizens coalition" was seeking to raise funds to initiate litigation to block issuance of permits as part of a "No Stansbury" campaign. A letter from an attorney purporting to represent the Campaign was rejected by the U.S. Forest Service in 1996.

     No assurance can be given that any such environmental and citizens litigation, if instituted, would not succeed in blocking Stansbury's development of its mineral leases.

     6. As of March 1, 1997, the members of the Committee were collectively owed approximately $2,523,690.25 by Stansbury. The New Board is seeking at least an additional $250,000 from current or future members of the Committee which, if obtained, will result in a total indebtedness by the Company to members of the Committee of approximately $2.8 million.

     The liquidator for Southern Insurance Company, a member of the Committee, holds a recorded first mortgage for $796,435 on the mineral leases of Stansbury securing a debt of $881,435, which is included in the above totals.

     7. A successful resolution of any or all of the above matters will require substantial injections of new capital. No assurance can be given that such capital can be raised.

     8. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Certain creditors of the Company have judgments against the Company upon which they could seek to execute, if the Company cannot enter into and perform settlement agreements with them. (See Part II, Item 1 (Legal Proceedings)).

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     A. Pending Suits.

     The Company is aware of the following, pending lawsuits brought against it:

     1. On October 16, 1995, the Company filed suit against its former management in the United States District Court for the District of Utah, Central Division. Stansbury Holdings Corporation v. Murton, et al., Case No. 2:95CV 0947G (D. Utah). On October 19, 1995, after a hearing, the Company obtained a preliminary injunction against former management.

     On December 14, 1995, the Company entered into a Global Settlement Agreement with Dr. Samani, Mr. Samani and Mr. DeRosa. The Company commenced making payments pursuant to said Global Settlement thereafter.

     In December, 1995, Robert Murton, formerly the president of the Company, appeared before the Honorable Thomas Green, United States District Judge for the District of Utah, and placed a settlement agreement with the Company on the record. Mr. McLaughlin, the only remaining defendant, is evading service of process.

     2. On October 1, 1996, Dr. Sami Samani and Thomas DeRosa filed suit against the Company in court in Salt Lake City, Utah. Plaintiffs contend that the Company breached the Global Settlement Agreement described in Section 1 above and that the Company owes them the sum of $32,634.40, plus interest.

     The Company has filed an answer denying any liability, together with a counterclaim alleging that plaintiffs have breached the Global Settlement Agreement.

     3. On January 14, 1997, Michael LaFleur, a former director and officer, filed a claim for back pay and reimbursement of expenses with the Department of Labor and Industry of the State of Montana. The Division has already disallowed the claim for expenses leaving a disputed amount of $16,250.

     On February 14, 1996, the Company filed its answer denying any liability to Mr. LaFleur.

     Since it is not possible to enter a counterclaim against Mr. LaFleur in a proceeding of this type, the Company has not filed such a claim.

     4. On January 27, 1996, Simon Grant-Rennick (a former director of the Company and an original member of the New Board), through Southampton Metals Limited, filed suit against the Company in the Montana Fourth Judicial District Court in Missoula County,

Montana. The suit alleges that the Company is indebted to Southampton Metals Limited in the amount of $30,000, plus interest from 1993.

     The Company has filed an answer to the complaint.

     B. Judgments.

     The Company is aware of the following outstanding and unsatisfied judgments:

                  Herd v. Stansbury Holdings Corporation,
                  (District of Salt Lake, Utah)
                           $63,360.00

                  Bauernfiend v. Stansbury Holdings Corporation,
                  (Bergen Co. N.J.) $ 8,163.82

                  Dorsey & Whitney v. Stansbury Holdings Corporation, (D. Mont.) $85,310.10

                  Martineau & Assoc. v. Stansbury Holdings Corporation,
                           (District of Salt Lake, Utah) $5,845.41

     The Company has insufficient funds on hand to pay these judgments in full and has sought forbearances from some of the judgment creditors. To date, two have been obtained on the Herd and Bauernfiend judgments and the Company has commenced performance, not always on a timely basis. The Company believes it has or will receive sufficient funds in the future to complete performance. Forbearances are being sought from the other two judgment creditors. Initial proposals to Dorsey & Whitney and to

Martineau were rejected.

     In the Company's judgment, these judgments against the Company resulted solely from the actions of former management.

ITEM 2. Changes in Securities.

         None.


ITEM 3. Default Upon Senior Securities.
         None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5. Other Information.

     (a) On November 20, 1996, Simon Grant-Rennick, a director of the Company, resigned his position. The current directors are:
                  -        Donald Sanford
                  -        Dr. Martin Peskin
                  -        Dr. Howard Pomerantz
     The Company's officers are:
                  -        Donald Sanford - president
                  -        David Racher - treasurer
     (b) The Company expects to file its applications to be re- listed on the NASDAQ and OTM Bulletin Board within the next two weeks.

     (c) The Company is pursuing the possibility of acquiring either (i) an existing operating vermiculite property or (ii) an existing, operating vermiculite-related business as a way of generating revenue during calendar year 1997. The Company believes that, by utilizing the Company's large net operating loss carry forward, such an acquisition would offer attractive rates of return. It would also take the fund raising pressure off the Committee.

     One inquiry made by the Company has been declined; two others are pending. Subject to due diligence, the Company believes it has a source of financing available for such an acquisition.

     (d) The Company is exploring the possibility of an equity offering to raise additional capital. Such an offering would also involve the "piggy bank registration" of the restricted shares issued to the members of the Committee, so that this stock would become freely tradeable through the fund raising process.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     27. - Financial Data Schedule.

     (b) Reports on Form 8-K.

          August 22, 1996 - 1992-95 Audit Report released
                                      and 10-KSB filed for four years
                                      ended June 30, 1995.

          December 6, 1996      -     Simon Grant-Rennick resigns as
                                      a director.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANSBURY HOLDINGS CORPORATION


                                   By:/s/ DAVID RACHER
                                      DAVID RACHER
                                      Treasurer
                                     (Chief Financial Officer and
                                      duly authorized corporate
                                      officer)


DATED: March 21, 1997