Form 10QSB
period 1996-09-30
STANSBURY HOLDINGS CORP
filed 1997-03-31
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 3, 1997, the number of shares outstanding was:  17,988,472

           Transitional Small Business Disclosure Format (check one);

Yes ____                            No __X__

                                TABLE OF CONTENTS

                                                                         Page(s)

Part I   Financial Information

         Item 1.           Financial Statements.............................3

                           Income Statement.................................4

                           Balance Sheet....................................5

         Item 2.           Management's Discussion and Analysis or
                            Plan of Operation...............................7

Part II           Other Information

         Item 1.           Legal Proceedings................................22

         Item 2.           Changes in Securities............................25

         Item 3.           Defaults Upon Senior Securities..................25

         Item 4.           Submission of Matters to a Vote of
                            Security Holders................................25

         Item 5.           Other Information................................25

         Item 6.           Exhibits and Reports on Form 8-K.................26

Signatures..................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.
         Stansbury Holdings Corporation (referred to herein as either the "Registrant", the "Company" or "Stansbury") is a development-stage mining company, which has not commenced operations and has no revenue.
         The Company is today filing the required financial statements in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996. These unaudited interim statements have only become available in the last twenty four hours after the receipt four weeks of the audit report on the Company's financial statements for the year ended June 30, 1996.

                         STANSBURY HOLDINGS CORPORATION
                                Income Statement
                 For the Three Months Ending September 30, 1996

    Revenues                                     Current Month     Year to Date
Total Revenues                                            0.00             0.00

Cost of Sales
Total Cost of Sales                                       0.00             0.00

Gross Profit                                              0.00             0.00

Expenses
  Consulting Fees                                   $23,061.40       $23,061.40
  Legal                                             105,487.26       105,487.26
  Accounting                                         18,572.37        18,572.37
  Other Office Expenses                               2,300.00         2,300.00
  Mining Leases                                       1,515.00         1,515.00
  Advertising & Promotion                               290.00           290.00
  Interest                                          197,234.42       197,234.42
 Interest - OID                                      30,365.00        30,365.00
  Licenses & Permits                                    128.42           128.42
  Professional Fees                                  18,600.00        18,600.00
  Deprec Exp - Building                                 543.50           543.50
 Travel                                                 412.50           412.50

Total Expenses                                      398,509.87       398,509.87

Net Income                                        $(398,509.87)    $(398,509.87)

                         STANSBURY HOLDINGS CORPORATION
                                  Balance Sheet
                               September 30, 1996

                                     ASSETS
Current Assets
Cash - Wiles Escrow Account                                               $    59,112.05

TOTAL CURRENT ASSETS                                                                                        $59,112.05

Property and Equipment
 Building                                                                      30,821.50
 Mineral Property                                                          34,577,270.00
 Development Costs                                                          2,203,288.00

Total Property and Equipment                                                                             36,811,379.50

Other Assets                                                                   20,000.00

Total Other Assets                                                                                           20,000.00

TOTAL ASSETS                                                                                           $ 36,890,491.55
                                                                                                         -------------

                             LIABILITIES AND CAPITAL
Current Liabilities
 Curr Portion - Long Term
Debt                                                                   $    1,654,100.00
 Accounts Payable                                                             452,013.00
 Accrued Interest                                                           2,725,308.42







Total Current Liabilities                                                                                $4,831,421.42

Long-Term Liabilities
 Notes Payable - Non-current                                                  821,091.00

Total Long-Term Liabilities                                                                                $821,091.00

TOTAL LIABILITIES                                                                                        $5,652,512.42

Capital
 Common Stock                                                               5,219,603.00
 Capital in excess of par
value                                                                      30,399,745.00
 Deferred interest and comp                                                  (628,505.00)
 Retained Earnings                                                         (3,354,354.00)
 Net Income                                                                  (398,509.87)

Total Capital                                                                                            31,237,979.13

TOTAL LIABILITIES & CAPITAL                                                                             $36,890,491.55
                                                                                                        --------------


ITEM 2.           Management's Discussion and Analysis or Plan of
                  Operation.

         The current Board of Directors and management of the Company (the "New Board") are the result of a successful proxy contest to elect a new Board of Directors at a special shareholders' meeting held on December 12, 1994. The president of the Company, who is also one of the Company's three directors, is the only original member of the successful slate nominated by the Committee for New Management of Stansbury Holdings (the "Committee"). The other two current directors, and the Company's treasurer, are original members of the Committee.
         For more information on the Committee, see Amendment No. 7 to Schedule 13-D, filed on March 21, 1996 by the Committee.
         Since December, 1994, the New Board has focused on raising money in the form of loans from existing shareholders (on terms previously disclosed) for the following purposes:
                  (a)      to fund a factual and legal investigation;
                  (b) to retain an accountant and an independent public accountants;
                  (c) to obtain audited financial statements for the years ended June 30, 1992 - June 30, 1996;
                  (d)      to prepare and file Annual Reports on Form 10-KSB
and other required reports with the U.S. Securities and Exchange Commission ("SEC") so that the Company is now "current" with the SEC, for the first time since 1992;
                  (e)      to apply for re-listing of the Company's stock on
the NASDAQ and the OTC Bulletin Board;
                  (f)      to pay selected, key creditors; and
                  (g) to negotiate and document short-term forbearance agreements with judgment creditors.
         This set of interim goals has now been substantially achieved.
     Method of Financing the Company; Use of Monies Already Raised
         During the quarter ended September 30, 1996 (the "Current Quarter"), the Company obtained $148,341 in loans from existing shareholders, on terms previously disclosed. The Company obtained $195,544 in shareholder loans, on the same terms, in the previous quarter. An additional total of $103,500 has been received since the end of the Current Quarter and the date of this Report.
         As of September 30, 1996, a total of $813,335 has been lent to the Company by 55 existing shareholders of the Company and 12 non- shareholders since December 12, 1994.
         The monies raised in the Current Quarter were used to pay attorneys' and accountants' fees, to pay annual claim fees to the U.S. Government, to reimburse directors for travel and expenses, to pay a contractor to do reclamation work at the site of the Company's proposed mine, to pay consultants' fees for mining experts, to pay for water quality monitoring, to pay utility bills, to make payment on a mineral lease and to pay other routine expenses.
         The Company believes it has yet to resolve favorably certain of the problems identified in previous filings:
         1. Lack of cash flow continues. Since it has never been an operating company, Stansbury, by definition, has no revenues. Nor does the Company have assets which can be readily converted to cash. Therefore, the Company has had to raise money through shareholder loans.
         The Company believes that it will likely be able to raise sufficient funds from shareholder loans to overcome this problem and to achieve the above-stated initial goals.
         2. Money judgments still must be resolved. Three of the Company's four judgment creditors have entered into agreements with the Company. The Company has begun performance on these agreements; the Company believes it will be able to perform in full, although not always on a timely basis. The other judgment creditor has been requested to enter into a forbearance agreement with the Company. Assuming sufficient funding, the Company believes the creditor will agree to do so.
         The Company has little or no liquidity, although it has been paying most new obligations accruing since December 12, 1994.
         To date, no judgment creditor has sought to execute on any judgment. Should any of the current judgment creditors (see Part One, Item 1 and Part Two,
Item 1) attach the Registrant's assets, the efforts now underway to revive Stansbury would be imperiled.
                           Fewer Serious Risk Factors
         The Company has favorably resolved the following obstacles:
         1. The Company was unable to find financial statements for the years 1992, 1993, 1994 or 1995 (and such do not, apparently, exist). This has been corrected by the last year's work.
         2. The Company needed to prepare books of original entry, so as to be able to generate management's financial statements for these years before Taylor & Co. can proceed to audit them. This goal has been achieved.
         3. Other than attorneys' escrow account records, no bank accounts and few financial records have been located for the years 1992-1994. This has been corrected by the last year's work.
         4. Some of the members of former management were refusing to co-operate in furnishing requested information or to make themselves available to the auditors for an interview. By suing these individuals and then settling with them, this issue has been favorably resolved.
         Assuming continued funding, the Company expects to report further progress in the next quarter.
               Completion of the New Board's Initial Investigation
         During the Current Quarter, the New Board continued to implement the platform of the Committee set forth in the Committee's proxy materials for the December 12, 1994 special meeting of shareholders. Pursuant thereto, the New Board has:
                  - searched for and identified all suits, judgment, liens
and debts of or against the Company;
                  - identified, located and taken possession of the assets, books and records of Stansbury;
                  - begun evaluating Stansbury's assets, including the status of its mineral claims and leases, permits and environmental impact statement; and
                  - conducted an investigation of, and instituted litigation (see Part Two, Item 1, below) involving, the activities of prior management.
         Since the New Board was elected, the Company has (a) made all required annual filings with the State of Utah's Division of Corporations; (b) registered to do business as a foreign corporation in Montana; (c) paid trade and tax creditors, including redeeming the Field Office Property in Victor, Montana, which had been sold at a tax sale. A principal executive office address and a telephone number have been established.
         In addition, the New Board has:
                  - engaged a CPA firm which has prepared books of original entry (and unaudited financial statements) for the years ended June 30, 1992, 1993, 1994, 1995 and 1996;
                  - engaged Taylor & Company as the Company's independent public accountant to perform an audit of the Company's financial statements for the years ended June 30, 1992, 1993, 1994, 1995 and 1996, which is now completed;
                  - identified, prioritized and begun paying trade debts, liens and judgments;
                  - paid all known real estate taxes and tax accountants' fees;
                  - engaged an experienced mining executive as a consultant to perform a review of the assets, permits and financial records of the Company; and
                  - started to develop a business plan to maximize shareholder value.
         Users of this Quarterly Report on Form 10-QSB and the

Company's audited financial statements for the year ended June 30, 1996, should note that the auditor's report is qualified in nature and includes, among other things, a "going concern" qualification. The Company is a development stage company which is not presently engaged in business operations. Management anticipates that commencement of mining operations will require the Company to raise $2 to 3 million of equity capital and also an additional $15 to 20 million in permanent, debt financing.
                Proposed Future Use of Proceeds Yet to Be Raised
         The Company has to date raised over $916,835 by way of interim financing.
         The Company's fund raising effort is on-going, as the Company seeks to raise approximately $50,000 per month over the next five months (i.e., March, 1997 - July, 1997). These additional monies, if raised, will be principally devoted to:
         (a) paying for preparation of 1992-1996 corporate income tax returns;
         (b) staying current in SEC, state and environmental filings;
         (c) payment of attorneys' fees (for Montana, Utah and corporate counsel);
         (d) preparing and filing applications to be re-listed on NASDAQ and the OTC Bulletin Board;

         (e) payment of leases, consultants' fees, attorneys' fees and other routine expenses; and
         (f) payment of directors' expenses.
         In May 1995, the Insurance Commissioner of the State of Utah, as liquidator of two insurance companies (the "State"), agreed, in principal, to enter into an agreement with the Company (a) to amend the State's mortgage on the Company's mineral claims so as to allow the Committee's members to have an equal, first lien security interest in those claims as long as the State's position was not adversely affected and (b) to enter into a forbearance agreement with the Company regarding (i) sale of the State's shares of Stansbury's stock and (ii) any foreclosure on its mortgage.
         In July 1995, the Company discovered that a set of second mortgages - not previously known to the New Board or its corporate officers - existed on the Company's mineral claims, including two in the name of members of former management. In light of the Company's dispute with former management (See Part Two, Item 1), the State and the Company have not been able to implement their agreement-in-principle.1


--------
         1 Among other things, the State concluded that it is not possible at this time to amend its first mortgage so as to permit the Committee Members to take an equal, first lien position without (continued ...)

         However, on December 14, 1995, the Company signed a Global Settlement Agreement with Dr. Samani and Mr. DeRosa, the two members of former management who had second mortgages. The settlement finally closed on February 5, 1996. At that settlement, Dr. Samani and Mr. DeRosa delivered subordination agreements and forbearance agreements of their second mortgage.
         The Company has now obtained subordination and forbearance agreements from all the other holders of secured mortgages. The Company expects, therefore, to issue the Secured Debentures (the "Notes") to the Committee within the next thirty (30) days.
         As a result of the nine-month delay and nearly $50,000 in expenses attributable to Dr. Samani and Mr. DeRosa's earlier refusal to deliver these subordinations, the Company was not able to make the first, February 1, 1996 interest payment to the Committee members. A letter on this subject was sent by the Company's President, Mr. Sanford, to all Committee members. The

--------
         1(...continued)
jeopardizing its first lien priority vis-a-vis former management's second mortgages (if valid). Counsel for the Company concurred with this conclusion. Issuance of notes evidencing the Company's indebtedness to various Committee members was, therefore, placed "on hold" pending resolution of the dispute, and litigation, with former management. (See Part II, Item 1).

         The Company will now seek to implement the agreement-in- principle by March 31, 1997.

letter states that the Notes, when issued, will have the first year's interest included in their principals; but the Notes will have the same terms. For the second year's interest, the Company proposes to pay stock in lieu of cash.
         The Company believes it will be possible to deliver the Notes by April 30, 1997. Interest, in the form of restricted shares, will be paid to Committee members by April 30, 1997.
                                  Business Plan
         By way of a business plan, should the additional $250,000 referred to above be obtained, the New Board would then seek to accomplish the following goals;
         (a) to pay off remaining debts;
         (b) to seek a re-listing of the Company's shares on NASDAQ and the OTM Bulletin Board;
         (c) to pursue new equity financing of $2 million - $3 million;
         (d) to register the Committee's restricted shares as part of the same financing;
         (e) to pursue opportunities to commence business operations and generate revenue in 1997, and
         (f) to seek to locate the approximately 25% of the Company's shareholders for whom the Company has no current address.
         Thereafter, the Company will call a regular annual
shareholders' meeting as soon as the above plans mature. At such annual meeting, the New Board presently expects to ask the shareholders to take some or all of the following actions:
         (a)      to elect the nominees of the New Board;
         (b)      to ratify and approve a stock option plan for management
for the next year;
         (c)      to ratify the selection of an independent public
accountant for the next year;
         (d)      to approve a class of preferred stock;
         (e) to approve amendments to the Company's articles of incorporation, including a possible change of corporate domicile;
and
         (f)      to act on such other matters as may properly come before
an annual meeting.
         With the net proceeds of the above-described $2 to 3 million "best efforts" offering in hand, the Company would then seek debt and equity financing to fund construction of $15 to 20 million. If - and only if - such financing is obtained, construction (primarily improvements to road access and site preparation) of the proposed open-pit vermiculite mine and mill outside Hamilton, Montana could begin in or about mid-1998.
         This plan may change if the Company is able to make a
successful acquisition in 1997.
         This is a very ambitious program, especially in light of the problems facing the Company. No assurance can be given that any of the above goals can be achieved. The Company's shareholders (and any person considering purchasing shares of Stansbury stock) should specifically note the following:
         1. There are material ongoing disputes, and litigation, with three members of former management and two former members of the current board. See
Part II, Item 1.
         2. Exploration, development and mining of mineral properties involve unique and greater risks than those generally associated with other industries. The Company's operations are subject to all the hazards and risks normally incident to the exploration, development and mining of mineral properties, including the particular risks described herein.
         3. The mining industry is subject to extensive federal, state and local laws and regulations covering exploration, development, operations and production, taxes, labor standards, occupational health, waste disposal, environmental protection, reclamation, mine safety, toxic substances and other matters. Environmental, operating, water, dust and other federal and state permits are essential to any mining operation. The nature of the mining business is such that mining companies are frequently in the process of applying for additional permits or modifications to existing permits at any given time.
         There can be no assurance that such permits will be granted in the future as needed, and, if such permits are not granted, the Company or any mining venture in which it is a participant could be required to curtail or cease its development plans or operations with serious adverse consequences to its liquidity and profitability. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof or additional taxes could have a material adverse impact on the Company.
         4. Any development of Stansbury's leases or mineral resources will require applications for issuance of permits from federal and state authorities, including the U.S. Forest Service and the State of Montana's Department of Environmental Quality.
         5. There exists an unknown quantum of environmental and community opposition to any mining activity by Stansbury in Ravalli County, Montana where the proposed mine would be located. In 1996, a newspaper article published in Montana stated that a "concerned citizens coalition" was seeking to raise funds to initiate litigation to block issuance of permits as part of a "No Stansbury" campaign. A letter from an attorney purporting to represent the Campaign was rejected by the U.S. Forest Service in 1996.
         No assurance can be given that any such environmental and citizens litigation, if instituted, would not succeed in blocking Stansbury's development of its mineral leases.
         6. As of March 1, 1997, the members of the Committee were collectively owed approximately $2,523,690.25 by Stansbury. The New Board is seeking at least an additional $150,000 - 200,000 from current or future members of the Committee which, if obtained, will result in a total indebtedness by the Company to members of the Committee of approximately $2.8 million.
         The liquidator for Southern Insurance Company, a member of the Committee, holds a recorded first mortgage for $796,435 on the mineral leases of Stansbury securing a debt of $881,435, which is included in the above totals.
         7. A successful resolution of any or all of the above matters will require substantial injections of new capital. No assurance can be given that such capital can be raised.
         8. A successful resolution will also require cooperation and concessions among members of the New Board, the former management of Stansbury, the State of Utah, members of the Committee and Stansbury's creditors. Certain creditors of the Company have judgments against the Company upon which they could seek to execute, if the Company cannot enter into and perform settlement agreements with them. (See Part II, Item 1 (Legal Proceedings)).
         If a business plan with a reasonable likelihood of success, including provision for new capital, appears unachievable, any or all the New Directors, as well as the Company's Executive Officers, may elect to resign from the Board, to cause Stansbury to file for reorganization under federal bankruptcy laws, to adopt a plan of recapitalization, to adopt a plan of liquidation or to seek a purchaser for Stansbury. The foregoing list is not intended to be exhaustive.

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

         2. On October 1, 1996, Dr. Sami Samani and Thomas DeRosa filed suit against the Company in court in Salt Lake City, Utah. Plaintiffs contend that the Company breached the Global Settlement Agreement described in Section 1 above and that the Company owes them the sum of $32,634.40, plus interest.
         The Company has filed an answer denying any liability, together with a counterclaim alleging that plaintiffs have breached the Global Settlement Agreement.
         3. On January 14, 1997, Michael LaFleur, a former director and officer, filed a claim for back pay and reimbursement of expenses with the Department of Labor and Industry of the State of Montana. The Division has already disallowed the claim for expenses leaving a disputed amount of $16,250.
         On February 14, 1996, the Company filed its answer denying any liability to Mr. LaFleur.
         Since it is not possible to enter a counterclaim against Mr. LaFleur in a 1997 proceeding of this type, the Company has not yet filed such a claim.
         4. On January 27, 1996, Simon Grant-Rennick (a former director of the Company and an original member of the New Board), through Southampton Metals Limited, filed suit against the Company in the Montana Fourth Judicial District Court in Missoula County,

Montana. The suit alleges that the Company is indebted to Southampton Metal Limited in the amount of $30,000, plus interest from 1993. The Company has not yet been required to file an answer in the proceeding.
         B.       Judgments.
         The Company is aware of the following outstanding and unsatisfied judgments:
                  Herd v. Stansbury Holdings Corporation,
                  (District of Salt Lake, Utah)
                           $63,360.00

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

ITEM 2.           Changes in Securities.

         None.


ITEM 3.           Default Upon Senior Securities.
         None.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.           Other Information.

         (a)      On November 20, 1996, Simon Grant-Rennick, a director of
the Company, resigned his position.  The current directors are:
                  -        Donald Sanford
                  -        Dr. Martin Peskin
                  -        Dr. Howard Pomerantz
         The Company's officers are:
                  -        Donald Sanford - president
                  -        David Racher - treasurer
         (b)      The Company expects to file its applications to be re-
listed on the NASDAQ and OTM Bulletin Board within the next two weeks.
         (c) The Company is pursuing the possibility of acquiring either (i) an existing operating vermiculite property or (ii) an existing, operating vermiculite-related business as a way of generating revenue during calendar year 1997. The Company believes that, by utilizing the Company's large net operating loss carry forward, such a acquisition would offer attractive rates of return. It would also take the fund raising pressure off the Committee.
         One inquiry made by the Company has been declined; two others are pending. Subject to due diligence, the Company believes it has a source of financing available for such an acquisition.
         (d) The Company is exploring the possibility of an equity offering to raise additional capital. Such an offering would also involve the "piggy bank registration" of the restricted shares issued to the members of the Committee, so that this stock would become freely tradeable through the fund raising process.

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


                                       STANSBURY HOLDINGS CORPORATION

                                       By: /s/ DAVID RACHER
                                           DAVID RACHER
                                           Treasurer
                                           (Chief Financial Officer and
                                            duly authorized corporate
                                            officer)


DATED: March 21, 1997