Form 10QSB
period 1997-03-31
STANSBURY HOLDINGS CORP
filed 1997-08-12
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 06034

                         STANSBURY HOLDINGS CORPORATION
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      UTAH                                      87-0281239
               -------------------                              ----------
         (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         676 LOUIS DRIVE, WARMINSTER, PA                           18974
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (215) 328-9566
                    ----------------------------------------

                    113 83RD STREET, VIRGINIA BEACH, VA 23451
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. [ ] Yes [ ] No

                                 NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as if the latest practicable date:

         AT MAY 23, 1997                _________ SHARES OF COMMON STOCK, PAR
                                                         VALUE $.25 PER SHARE

Transitional Small Business Disclosure Format (check one):  Yes __   No   X

                                      INDEX
                       (THREE MONTHS ENDED MARCH 31, 1997)

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
ITEM 1.           FINANCIAL STATEMENTS

                  Balance Sheet                                            3
                  Income Statement                                         4
                  Statement of Cash Flow                                   5

ITEM 2.           PLAN OF OPERATIONS                                       6

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                       11
Item 2.           Changes in Securities                                   11
Item 3.           Defaults in Senior Securities                           11
Item 4.           Matters Submitted to a Vote of Security Holders         11
Item 5.           Other Matters                                           11
Item 6.           Exhibits and Reports on Form 8-K                        11


                  Signatures                                              12


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         STANSBURY HOLDINGS CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 1997

                                                     ASSETS

                                                     MARCH 31, 1997                              JUNE 30, 1996
                                                     --------------                              -------------
                                                       (UNAUDITED)
CURRENT ASSETS
         Cash - Wiles Escrow Account                  $    23,795                                 $    81,318
         TOTAL CURRENT ASSETS                              23,795                                      81,318
                                                      -----------                                 -----------

PROPERTY AND EQUIPMENT
         Building                                          29,735                                      31,365
         Mineral Property                              34,577,270                                  30,399,745
         Development Costs                              2,203,288                                   2,203,108
         TOTAL PROPERTY AND EQUIPMENT                  36,810,293                                  36,811,743
                                                      -----------                                 -----------

OTHER ASSETS
         Other Assets                                      20,000                                      20,000
         TOTAL OTHER ASSETS                                20,000                                      20,000
                                                      -----------                                 -----------

         TOTAL ASSETS:                                $36,854,088                                 $36,913,061
                                                      ===========                                 ===========


                                              LIABILITIES AND CAPITAL

                                                     MARCH 31, 1997                              JUNE 30, 1996
                                                     --------------                              -------------
                                                      (UNAUDITED)

CURRENT LIABILITIES
         Current Portion-Long Term
         Debt                                        $ 1,654,100                                  $ 1,654,100
         Accounts Payable                                523,137                                      452,013
         Accrued Interest                              3,156,296                                    2,528,074
         TOTAL CURRENT LIABILITIES                     5,333,532                                    4,634,187
                                                     -----------                                  -----------

LONG-TERM LIABILITIES
         Notes Payable-Noncurrent                        935,591                                      672,750
         TOTAL LONG TERM LIABILITIES                     935,591                                      672,750
                                                     -----------                                  -----------

         TOTAL LIABILITIES:                           $6,269,123                                   $5,306,937
                                                     ===========                                  ===========

CAPITAL
         Common Stock                                $ 5,334,103                                  $ 5,071,262
         Capital in excess of
         par value                                    30,399,745                                   30,399,745
         Deferred interest
         and comp                                       (674,607)                                    (510,529)
         Retained earnings                            (3,354,354)                                  (3,354,354)
         Net income                                   (1,119,923)                                           0
         TOTAL CAPITAL                               $30,584,964                                  $31,606,124
                                                     -----------                                  -----------
         TOTAL LIABILITIES AND
              CAPITAL:                               $36,854,088                                  $36,913,061
                                                     ===========                                  ===========

                         STANSBURY HOLDINGS CORPORATION
                                INCOME STATEMENT
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                                                FOR THE NINE
                                            QUARTER ENDED       MONTHS ENDED
                                            MARCH 31, 1997*     MARCH 31, 1997*
                                            ---------------     ---------------


REVENUES

TOTAL REVENUES                                    0                   0

COST OF SALES

TOTAL COST OF SALES                               0                   0
                                              --------            --------

GROSS PROFIT                                      0                   0
                                              --------            --------

Expenses

Consulting Fees                                $43,115            $81,929
Legal                                           51,929            204,098
Accounting                                      19,967             48,275
Office Supplies                                      0                 63
Other Office Expenses                             (103)             2,197
Mining Leases                                    3,008              6,023
Advertising and Promotion                            0                290
Interest                                       221,336            628,222
Interest-OID                                    35,509             98,763
Licenses and Permits                                 0                128
Professional Fees                               21,120             43,984
Depreciation Expense-Building                      544              1,631
Utilities                                          (44)               (44)
Transfer Fees                                    1,245              1,245
Travel                                             331              3,120

  TOTAL EXPENSES                               398,135          1,119,923

  NET INCOME:                                $(398,135)        $1,119,923

____________________________
* Comparable figures for the corresponding period in 1996 are unavailable.


                                                   STANSBURY HOLDINGS CORPORATION
                                                       STATEMENT OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                                      QUARTER ENDED                 FOR THE NINE MONTHS
                                                      MARCH 31, 1997                ENDED MARCH 31, 1997
                                                      --------------                --------------------

Cash Flows from Operating
Activities                                                 $(398,135)                     $(1,119,923)
 Net Income
 Adjustments to reconcile net
 income to net cash provided
 by operating activities
 Accounts Payable                                             76,274                           76,274
 Accrued Interest                                            221,366                          628,222
                                                                                              -------

 TOTAL ADJUSTMENTS                                           297,640                          704,495



 Net Cash provided by Operations                            (100,496)                        (415,428)

Cash Flows from investing activities
Used for

 Development Costs                                                 0                             (180)


 NET CASH USED IN INVESTING                                        0                             (180)


Cash Flows from financing activities
Proceeds From
 Notes Payable-Noncurrent                                     66,000                          262,841
 Common Stock                                                 66,000                          262,841
 Deferred interest and comp                                   35,509                           98,763
Used For
 Deferred interest and comp                                  (66,000)                        (262,841)

NET CASH USED IN FINANCING                                   101,509                          361,604

NET INCREASE (DECREASE) IN CASH                           $    1,013                         $(54,003)


SUMMARY

 Cash Balance at End of Period                               $23,795                          $23,795
 Cash Balance at Beginning of Period                         (22,792)                         (76,168)

NET INCREASE (DECREASE) IN CASH                               $1,003                         $(54,373)

ITEM 2.       PLAN OF OPERATION

         The Registrant is in the development stage and has had no operations. Therefore, the Registrant has had no revenue and none is expected in the foreseeable future. Further, the Registrant has experienced severe cash flow problems, and it has no immediate availability of funds for liquidity purposes. Over the last 18 months, the Registrant's source of funds has been loans made by individuals who have become members of the Committee for New Management (the "committee"). A total of $66,000 of such funds were raised from the Committee during the quarter ended March 31, 1997; to date, approximately $947,335 has been raised from this source; however, it is unlikely that this source of funds will continue. The Registrant's independent certified public accountants issued a qualified opinion in connection with the Registrant's financial statements for the fiscal year ended June 30, 1996, which qualification questioned the Registrant's ability to continue as a "going concern."

         During the quarter ended March 31, 1997, substantially all of the funds available to the Registrant were used to pay attorneys, accountants, other consultants and related professional fees and to reimburse management for various expenses.

         There is substantial indebtedness owed by the Registrant. The Registrant has been unable to pay the accrued interest (approximately $164,500) that was due in February 1997, on certain investor notes. As a result accrued interest increased at a rate of 12% per annum. Presently, the Registrant has no material amount of cash or other liquid assets with which to pay this or any other of its indebtedness. In addition, there was a significant increase in non-current notes payable which represent $66,000 in the form of Committee loans.

         It has recently come to the attention of management that an outstanding liability, specifically an unpaid obligation in the amount of $224,399.86, for services rendered on February 17, 1988, by Wright Engineers Ltd., succeeded by Fluor Daniel Wright Ltd. ("Fluor"), remains outstanding. Subsequently, this unpaid bill was converted into a promissory note and an amendment to this promissory note was entered into on September 9, 1996, by the immediate past president, pursuant to which the Registrant is obligated to pay $224,399.86, with interest thereon at the rate of 18% per annum, with a forbearance of payment until May 1, 1997. In June 1997, the Registrant initiated direct contact with Fluor to examine the validity of this obligation and to enter into a settlement. There can be no assurance that the Registrant will have the funds available to satisfy this obligation.

         The Registrant's former general counsel is withholding from the Registrant certain files in his possession, including those relating to (i) the funds which were invested by the Committee members, and (ii) pending actions involving the Registrant which have been previously reported. As a result, the Registrant has not been able to review such files in order to update previous disclosure regarding various judgments and pending actions as identified in the Form 10-QSB for the quarter ended December 31, 1996. In addition, the Registrant's former president is also withholding all files in his possession, which files may be relevant to this and other issues discussed below.

         The Registrant has directed management to examine and enter into negotiations with all current plaintiffs to settle all outstanding judgments against it. To that end, the Registrant's President has met personally with the principal plaintiffs in the SAMANI AND DEROSA action and has entered into an agreement to settle such judgment. A final draft of that Agreement is forthcoming. Additionally, the Registrant's President has been in direct contact with the plaintiffs in the action concerning the wage claim of MICHAEL F. LAFLEUR and the action initiated by SOUTHHAMPTION METALS LTD. and has agreed with both of such plaintiffs to settle these actions. Agreements regarding both of these matters have been finalized.

         The Registrant has also been able to secure funds necessary to satisfy these settlements. The Board of Directors has instructed management to fund these settlements through the issuance of common stock in lieu of cash, wherever possible. This would further increase dilution of the Registrant's current shareholders' common stock.

         Further, the Registrant previously announced an agreement-in- principle with the State of Utah regarding, among other things, the consent of the State to allow certain recent and future lenders to the Registrant (the Committee), as described above, to have a first secured position, in PARI PASSU with that held by the State.

         The Registrant has been in direct contact with the State of Utah, its largest creditor and shareholder, to negotiate and obtain a forbearance agreement and a collateral spreading agreement. Management is currently examining records associated with the origination of this debt by previous management of the Registrant and to insure the validity of the claim. There can be no assurance that the Registrant will be able to secure a forbearance or collateral spreading agreement with such creditor, and if such creditor were to initiate an action to collect this debt, the ability of the Registrant to satisfy this claim and otherwise continue as a going concern would be highly doubtful. No collateral spreading agreement has been finalized and there is no assurance that it ever will be; as a result, such lenders hold an unsecured position.

         The valuation of the Registrant's principal asset which consists of 85 unpatented lode mining claims, comprising approximately 1,750 acres northeast of Hamilton, Montana, is based on the results of a 1986 drilling program that totaled 90 holes on approximately 31 acres of the Registrant's 1,750-acre claim. The drill-proven vermiculite mineral inventory valuation was completed by Western Resources. Additional valuation analysis was completed by the R. J. Lee Group and by Dr. James Hindman, Ph.D. in 1992 and 1996, respectively. There can be no assurance that such valuations are accurate, or that the vermiculite reserves on the Registrant's property can be profitably extracted and sold.

         On May 14, 1997, the Board of Directors removed Donald Sanford as President of the Registrant and appointed Edward C. Stanojev, Jr. as President, and James Hindman, Ph.D. as Vice President. Additionally, on June 19, 1997, David Racher resigned as Treasurer; he was replaced by Jeff Wertz. In addition, Shea Smith was hired to serve as the Director of Internal Public Relations.

         The Registrant's new management has been charged with the duty of formulating a new business strategy for the Registrant. This strategy is expected to address, among other things, the issues of securing financing, potential merger candidates in the vermiculite industry, formulating a strategy regarding the satisfaction of various existing settlement agreements and pending litigation, as well as negotiating a forbearance agreement and a collateral spreading agreement with the Registrant's principal creditor (described above). Management believes the foregoing is consistent with the policies set forth by the Committee in the Registrant's proxy materials for its shareholders' meeting of December 12, 1994. The Board of Directors has directed management to complete a comprehensive business strategy and to obtain the necessary financing to execute the same.

         The Registrant's President and Vice President have begun the process of implementing the Registrant's stated objective to enter into the vermiculite mining industry. The Registrant has purchased a minority interest in Resource Vermiculite L.L.C. ("Resource"), which is the Elk Gulch mine and mill located in Dillon, Montana, currently non-operational. Additionally, the Registrant intends to enter into a letter of intent with a managing partner of Resource to acquire, upgrade and operate the Elk Gulch mine and mill. This would allow the Registrant to control the leases with existing claimholders. This would allow the Registrant to promptly entry into a vermiculite operation with a minimum of capital expenditure. There can be no assurance that the Registrant will acquire said operations or obtain the financing necessary to acquire and upgrade the mine and mill if a purchase agreement is executed.

         The Registrant's primary asset, its reserve vermiculite holdings in Hamilton, Montana, is currently being analyzed by the Registrant's staff. If the aforementioned Elk Gulch acquisition is completed, then the Registrant's vermiculite reserves may provide for a steady source in addition to the existing vermiculite reserves located at the Elk Gulch mine and mill. If the Elk Gulch mine and mill is not acquired by the Registrant, and no subsequent acquisition of a vermiculite mine and mill can be completed, the Registrant will then consider promptly developing its Hamilton deposit. Upon completion of a comprehensive examination of the operational potential of the Hamilton deposit, the Registrant will determine whether it is feasible and prudent to develop said asset. If, for whatever reason, management believes that the development of the Hamilton deposit should not be attempted, then the Registrant will seek a buyer for said asset, or if no such buyer is forthcoming, the Registrant should substantially "write-down" such asset.

         Management of the Registrant, at the direction of its Board of Directors, has directly contacted the members of the Committee and has requested verification of the amounts and dates of any loans made thereby to the Registrant, and the amount of common stock, if any, which they have received in fulfillment of the terms of the loans, as well as an indication from each Committee member as to his willingness to accept common stock in lieu of cash interest payments (currently in arrears) otherwise due of such loans. There can be no assurance that the Registrant will be able to secure the agreement of each Committee member to accept common stock rather than case for such interest payments. If such stock is issued, further dilution of the current shareholders' holding would occur. Further, there can be no assurance that the Registrant will have the requisite funds to meet the interest payments due and payable on the loans originated by members of the Committee.

         Tax and accounting records are currently being forwarded to the Registrant for review and verification of proper filing. No opinion can be rendered until this process has been completed.

         The Registrant's Form 10-QSB for the quarter ended December 31, 1996, at pp. 17-21, describes a number of factors which may influence any efforts by the Registrant to effectuate any business plan involving its vermiculite mining claims and rights.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant's forward-looking statements. The assumptions regarding the Registrant's development and the results of its proposed business include:

     . successful raising of additional funds to continue the development of the Registrant's operations;

     . prompt and satisfactory resolution of various legal disputes involving the Registrant;

     . successful exploration, development and mining of mineral deposits which activities are inherently risky and hazardous;

     . accuracy of the assessment of the Registrant's vermiculite deposits on the Registrant's Hamilton site property; and

     . compliance with extensive federal and state regulations pertaining to mining activities including, but not limited to, environmental regulations, should the Registrant commence vermiculite mining at the Hamilton site (or any other similar mining location.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     No pending legal proceeding was terminated during the quarter ended March 31, 1997; however, reference is made to Part I, Item 2, "Plan of Operation," above.

ITEM 2.       CHANGES IN SECURITIES

     An aggregate of $66,000 (principal amount) of convertible notes were sold in the quarter ended March 31, 1997; those notes are convertible into 264,000 shares. The sale of these securities was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.       DEFAULTS IN SENIOR SECURITIES

     The Registrant has failed to pay certain accrued interest (totaling $1,300,000) on indebtedness owed to certain members of the "Committee for New Management" and others. (See Part I, Item 2, "Plan of Operation," above.)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.       OTHER INFORMATION

     On May 14, 1997, Mr. Donald Sanford was removed as President of the Registrant. On May 27, 1997, Mr. Edward C. Stanojev, Jr. was elected to be President.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              4. Form of 12% Bond in connection with loans made by members of the Committee and others.

     (b)      None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                           STANSBURY HOLDINGS CORPORATION

                           BY: /s/ EDWARD C. STANOJEV, JR.
                               ----------------------------------
                               EDWARD C. STANOJEV, JR., PRESIDENT

                           BY: /s/ JEFF WERTZ
                               ----------------------------------
                               JEFF WERTZ, TREASURER AND CHIEF
                               FINANCIAL OFFICER

DATED:  AUGUST 8, 1997

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------

4 Form of 12% Bond in connection with loans made by members of the Committee and others.

27            Financial Data Schedule