Form 10KSB
period 1998-06-30
STANSBURY HOLDINGS CORP
filed 1999-02-10
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE FISCAL YEARS ENDED JUNE 30, 1997 AND 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 0-6034

                         STANSBURY HOLDINGS CORPORATION
                         ------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              UTAH                                               87-0281239
              ----                                               ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

      676 LOUIS DRIVE, WARMINSTER, PENNSYLVANIA                    18974
      -----------------------------------------                    -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                ISSUER'S TELEPHONE NUMBER          (215) 328-9566

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.25 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ ] Yes [X] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended June 30, 1998, its most recent fiscal year, were $ -0-.

         The aggregate market value of the voting stock held by non-affiliates computed using $.30 per share, the closing price of the Common Stock on February 4, 1999, was approximately $7,197,655.

         As of June 30, 1998, 24,039,290 shares of the issuer's common stock were issued and outstanding.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Stansbury Holdings Corporation ("Stansbury" or "the Company") is a development stage mining company incorporated in the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. On June 10, 1985, the Company was reorganized as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act. At that time, the authorized capital of the Company was also changed to 25,000,000 shares of common stock, par value $.25 per share. The corporate name was changed to Stansbury Holdings Corporation in March, 1990.

         Since December 12, 1994, the Company has obtained approximately $1,500,000 in loans from shareholders of the Company. Of this amount, approximately $400,000 has been obtained since June 30, 1998. Such loan proceeds have been used for developmental costs, operating expenses, taxes and fees, and to reduce pre-existing debts.

         In the fiscal year ended June 30, 1997, the Company decided to reclassify its assets using, according to generally accepted accounting principles, the "cost basis" of accounting for its assets that had been previously reported on the basis of "fair market value." The Company made this change to be effective as of June 30, 1996 so that the Company could restate its asset value as of that date. As a result of this reclassification, the assets of the Company previously stated as $36,811,743 as of June 30, 1996 under the former accounting practice, were reclassified and restated to be $14,814,215 as of June 30, 1996. See Footnote 6 to the financial statements, set forth below, for further discussion of the reclassification and appraised value of the asset.

         The Company has also considered the carrying value of its assets in light of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets when events or changes in circumstances indicate that the value of the asset as held by the reporting entity may be lower than its fair market value. If the expected cash flow to the reporting entity from the asset is less than the fair market value of the asset, an impairment loss would be recognized. After reviewing its long-lived assets, the Company believes that there were no material adverse changes that would cause an impairment in value. The Company has also classified its asset at cost rather at appraised value, and the Company has no intention to dispose of the asset.

         In addition, the Company elected to write down, as of June 30, 1997, certain accounts payable totaling $75,892 to 30 different vendors which had been carried on the financial statements since 1991 for which the Company could determine no documentary justification. Of that amount,

25% ($18,992) was established as an accounts payable reserve and added back to accounts payable in the event any of those creditors should make a valid claim. It is expected that this reserve will be written off in two equal installments in fiscal years 1998 and 1999, thereby allowing a contingency should further due diligence indicate any error in such write-downs. Accordingly, one-half, or $9,496, was written off June 30, 1998, and the remaining portion will be written off at June 30, 1999. The Company believes that some of the accounts payable eliminated by the procedure were or to defunct entities, and that other payables were paid, but were erroneously continued to be reported as accounts payable. Due to prior changes in management, accountants and physical file locations, these errors had gone undetected. The age of the payables caused current management to question their validity. The Company's due diligence procedures, corroborated by its independent auditors, indicated that these payables should no longer be carried on the Company's balance sheet. The Company believes that none of the entities whose balances were so adjusted was affiliated with the Company, or any of its present or past officers, directors, employees, consultants or affiliates.

         On December 12, 1994, an election was held as a result of a proxy contest by shareholders' committee. As a result of that election, management of the Company was transferred to a new management group.

         Other than the previously mentioned 1985 "Reorganization," the reclassification of assets effective as of June 30, 1996, and the June 30, 1997, 1998 and the 1999 write off of accounts payable, the Company has not been involved in any bankruptcy, receivership, or similar proceeding, or in any other material reclassification, merger, consolidation, purchase or sale of any significant amount of assets. The Company is planning to enter into negotiations for additional vermiculite projects, and has in fact done so since the end of the last reporting period. The Company has also entered into negotiations for the formation of a joint venture (described below); if successfully consummated the Company believes that this joint venture will provide adequate working and investment capital would be assured to commence certain vermiculite operations through the joint venture.

         BUSINESS OF ISSUER

         The principal business activity of the Company since its reorganization has been vermiculite mineral exploration and development. The principal project of the Company has been the Hamilton Vermiculite Project. Since 1985, the Company has spent in excess of $2 million to establish the viability of the proposed vermiculite mine near Hamilton, Montana. The Company intends to develop and operate an open pit vermiculite mine and mill on 96 unpatented mineral claims owned by the Company in Montana. The property consists of mineral mining claims covering 1,750 acres, 10 air miles east of Hamilton, on the western flank of Skalkaho Mountain within the Bitterroot National Forest. The Company is of the opinion that the Hamilton site represents the largest known vermiculite deposit available for development in the western United States, and believes that there is sufficient proven ore reserves to support a mining and milling operation for a minimum of 12 years.

         The proposed mining operation has been approved by the U.S. Forest Service based on an Environmental Impact Statement (EIS) prepared in 1994. Samples of the vermiculite ore at the Hamilton mining site indicate that the vermiculite is asbestos-free and that there will be substantial amounts of recoverable vermiculite concentrates.

         Since the construction of the proposed mine and mill has not yet commenced, the Company has not engaged in operations nor has it derived revenue from any source during fiscal years ended June 30, 1996, June 30, 1997, June 30, 1998, or yet during the current fiscal year. At the present time the Company does not have any principal products or services. The Company anticipates building and operating a vermiculite mine in calendar year 1999 if project financing and additional equity capital can be obtained. The Company anticipates that sufficient funding will be available, but there is no assurance that such capital will be obtained.

         Vermiculite is a mica-like mineral which exfoliates (expands upon rapid heating) to produce an inert, low-density material with significant thermal qualities - it does not burn and provides excellent heat resistance. Untreated vermiculite is commonly used as an active component of wall plasterboard. The exfoliated product is used extensively as a lightweight aggregate in fireproofing, thermal insulation, acoustical plasters, horticultural growth media, and as a fertilizer carrier. Another major use is in cementitious coatings used to protect structural steel in commercial buildings. Ground vermiculite is also used as a filler for brake linings. New uses for vermiculite include high performance automotive seals and catalytic converter mats, and high temperature coatings for woven glass and ceramic fiber products.

         The United States represents the world's largest vermiculite market. The United States and the Republic of South Africa each produce approximately 200,000 tons of vermiculite concentrate per year. Approximately 5% of the domestic production is exported as concentrate and manufactured products. Consumption exceeds production and approximately 25% of the domestic consumption of vermiculite is supplied by imports from the Republic of South Africa and the Peoples Republic of China.

         The Board of Directors of the Company has examined the factors that have contributed to the Company's inability to place its Hamilton Vermiculite Project into production. The Board has determined that it is in the best interest of the Company to enter into a cooperative joint venture with an entity which can provide adequate and timely working and investment capital for the mining and milling project. To this end, the Company has entered into negotiations to form a joint venture with Nevada Vermiculite LLC ("Nevada Vermiculite") for all vermiculite undertakings. Nevada Vermiculite is a Nevada limited liability company engaged in the exploration and development of vermiculite resources. Nevada Vermiculite LLC was formed on May 4, 1998, primarily for the purpose of the expected joint venture with the Company, and has no reported earnings to date. The Company anticipates that Nevada Vermiculite will provide the bulk of the working capital arrangements for the mining and milling operations of the joint venture, while the Company would acquire for the joint venture additional vermiculite ore properties in the United States and abroad.

         Negotiations with Nevada Vermiculite are ongoing with respect to two specific acquisitions, one domestic and one foreign. Additionally, Nevada Vermiculite is negotiating to acquire a domestic vermiculite resource for development by the joint venture. At present, all of the forgoing are under negotiation; however, no binding contract between the Company and Nevada Vermiculite has been reached.

         GOVERNMENTAL REGULATION

         Final approval of the Company's Environmental Impact Statement (EIS) was obtained on January 3, 1994. An operating permit is available dependent on the Company posting a reclamation bond. The amount of the bond needed depends upon the extent of the mining operation, and may be offset to some extent by a development bond currently posted by the Company. The Company's mining experts have recommended an initial mining and milling operation to commence in calendar year 1999 which is significantly less in scale and cost than originally proposed in the EIS. The bonding requirement for this new mining operation has not yet been determined.

         The Company plans to develop the Hamilton vermiculite project on a joint venture basis and, if commenced, will be subject to regulation by the United States Forest Service, the United States Environmental Protection Agency, the Montana Department of Environmental Quality (formerly Department of State Lands), and the Mines Safety and Health Administration (MSHA). Pursuant to the EIS, the Company is subject to certain limitations and conditions as to the time of operation and the method of operation (e.g. the operation of the initially proposed mine is limited to a 150 day operating cycle from May through October
15).

         The Company expects that the Hamilton mining operation, if commenced, will continue to be subject to regulation by federal and state environmental, land, mining, and safety agencies. Changes in any or all of laws and regulations affecting these agencies could have a material, and possibly adverse impact on the Company's prospects and future operations.

         COMPETITION

         For a discussion of competition, please see ITEM 6 - PLAN OF OPERATIONS "Current Market and Competition" of this Form 10-KSB.

         EMPLOYEES

         The Company has its corporate offices at 676 Louis Drive, Warminster, Pennsylvania 18974. The Company also maintains a field office in Victor Crossing, Montana. From time to time, the Company has employed technical specialists on an "as-needed" basis. All services to the Company were performed on an independent contractor basis, and the Company had no full time employees as of June 30, 1998.

         On December 12, 1994, in a proxy contest initiated by a shareholders' committee, a new Board of Directors was elected. Subsequently, by resignations and the filling of vacancies, that

Board became constituted, as of April 1997, of Martin J. Peskin, D.D., Don Sanford and Howard Pomeranz. On May 27, 1997, the Board, as then constituted, elected Edward C. Stanojev, Jr. to the Board, appointed Mr. Stanojev President and Chief Executive Officer, and accepted the resignation of Mr. Sanford. On May 27, 1997, the Board also elected James R. Hindman, Ph.D., Vice President, Chief Operations Officer, and a Director of the Company; and accepted the resignation of Mr. Pomeranz. On June 19, 1997, the Board elected Jeffrey L. Wertz to the position of Secretary and Treasurer, Board Director and Chief Financial Officer. The position of Secretary and Treasurer was filled as a result of the resignation of Mr. David Racher in June of 1997.

         On October 24, 1998, the Board of Directors elected Aldine J. Coffman, Jr. to the Board, and appointed Mr. Coffman as Executive Vice President and Chief Administrative Officer. See Item 10 - Executive Compensation, below.

                                     ITEM 2

                             DESCRIPTION OF PROPERTY

         The Company has no mining operations or processing plants at any location at the present time; however the Company does maintain a small field office and mining claims.

         FIELD OFFICE

         The Company owns a small office building and surrounding land (1.25 acres) at Victor, Montana (southwestern Montana), which can be used for a field office (the "Field Office Property"). The Field Office Property is owned in fee simple. The Company believes that the condition of the Field Office Property is acceptable for its purpose should the Company be able to commence construction activities.

         The Company has no liability insurance on the field office, but is currently seeking such insurance.

         VERMICULITE CLAIMS

         Prior to November 1997, the Company leased 22 unpatented mining claims in Ravalli County, Montana, which were a part of its 96 claim group that was managed and developed under the name of "Western Vermiculite". Of the 96 claims, the Company held 74 directly as the party of record staking the claim or as the successor to the interest of the party of record.

         In November 1997, the lessors of the 22 "leased claims" notified the Company that the lease would not be renewed for a third ten-year term (the lease having commenced in 1977). As a result, from November 1997 to September 1998, the Western Vermiculite Project of the Company consisted of only the 74 claims of which the Company was the locator.

         In September 1998, the original lessors of the 22 "leased" claims abandoned those claims, and the Company located 22 new claims covering the same ground and mineral resource as formerly embraced under the expired lease. The net result of these events is that the Company is now the holder of all 96 claims free of all former royalty obligations. This new set of claims and the development of a mining and milling project to exploit the Skalkaho Mountain vermiculite deposit covered by these claims is referred to as the "Hamilton Vermiculite Project".

         Under the original Western Vermiculite Project, the Company proposed to build an open pit vermiculite mine, haul road, ore beneficiation plant, host rock waste stockpile, water storage tanks, sedimentation ponds and administrative and maintenance buildings. The Company has commenced construction on this original project proposed as part of the Environmental Impact Statement study. At this current point in time, the Company's mining experts have recommended that, as part of the new Hamilton Vermiculite Project, mining and processing on the vermiculite property be commenced with a small mill designed to produce the larger sized vermiculite concentrates (Sizes 0, 1, and 2).

         The Company believes that the smaller scale of the Hamilton Vermiculite Project's initial phase will allow for a more cost effective means to develop the initial market for Hamilton vermiculite concentrates as well as to gather critical data for the design of a larger mill. It possible that the Hamilton Vermiculite Project will be expanded in a stepwise manner until it eventually achieves the overall size and production capacity originally proposed. It is expected that the smaller initial development of the property will fall within the scope of the Environmental Impact Statement.

         The Company's 96 unpatented mining and mill site claims, comprising approximately 1,750 acres, are located about 11 air miles East and slightly North of Hamilton, Montana. Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad, is an additional 9 miles North of Hamilton, Montana, at Victor Crossing, Montana.

         The mining and mill site claims lie near the crest of the south end of the Sapphire Mountains at an elevation of approximately 7,000 feet. The area is part of the Bitterroot National Forest. The claims are also found within the Skalkaho igneous complex on the western flank of Skalkaho Mountain and in the upper portion of the Saint Clair Creek drainage area. The Skalkaho igneous complex is an elongated igneous body about four miles long and one mile wide with its major axis tending East-West.

         The zone of interest in the Skalkaho igneous complex consists of biotite pyroxenite exposures which contain vermiculite. Biotite is a sheet silicate mineral that alters to vermiculite during the geologic weathering process. The altered mineral, vermiculite, has desirable properties of ion exchange and thermal exfoliation which are not present in the original biotite mineral. Principal exploration of the Company's claims to date has been conducted on the ABM Ridge and Horse Ridge. These ridges are the most accessible areas of the deposit and have outcrops of ore which were first studied. The average depth of the vermiculite deposit thus far evaluated by drilling is 42 feet on the ABM Ridge and 62 feet on the Horse Ridge.

         The maps on the following pages give the location of the property as follows:

                  Map A, entitled "Project Location", indicates the geographical location of the proposed mine and mill in relation to Victor Crossing and Hamilton, Montana, and to the Montana Rail Link Railroad.

                  Map B, entitled "Proposed Facilities Plan and Wetlands Areas of Interest", is a schematic showing the configuration of the mine site.

         The proposed mine would be located on ABM Ridge (see Map "B") and would involve disturbance of up to approximately 77 acres as described in the Environmental Impact Statement. A portion of the permit area is comprised of unreclaimed land disturbed by previous mining activities. Prior mining operations at the proposed project site are documented in the EIS, and remnants of these operations are evident on the site. At the request of the US Forest Service, the Company performed reclamation work at the proposed mine site in September 1995.

         Elevations for the mine site and vicinity range from about 6,600 feet to 7,200 feet. Most of the surrounding area is forest. Ground water is likely to be encountered midway through the mining operation.

         The Company believes that its Hamilton vermiculite deposit has a significant advantage in that the risk of producing vermiculite concentrates containing fibrous asbestiform minerals is extremely small to non-existent. To date, periodic testing of drill hole samples and airborne dust samples had failed to identify any fibrous, asbestiform mineral particles as being present in the ore body. Asbestiform silicate minerals, which are generally referred to as Asbestos, can produce sever health effects when trapped in the lungs or ingested. Consequently, the Company's vermiculite deposit, if exploited, should offer a significant safety and marketing advantage over other domestic and foreign sources which may contain asbestos contamination.

         RESERVES

         The Company's vermiculite deposit near Hamilton, Montana, was first identified as a potential resource in the 1930s. Sporadic attempts have been made to develop a mine at the property, with the most recent prior to the Company's involvement being in the late 1970s. Over the years, it has been referred to as the Mt. Skalaho deposit, the Western Vermiculite deposit, the Grid Creek deposit and, most recently, as the Stansbury Hamilton Vermiculite deposit.

         Since its discovery, a number of estimates have been made as to the mineral resource inventory in the deposit; but until 1986, estimates were based on visual observation of surface characteristics and the areal extent of the mineralization, limited trenching and some rotary drilling performed in the late 1970s. None of these estimates quantified the amount and grade of the vermiculite mineralization accurately.

                                  MAP A INSERT

                                  MAP B INSERT

         During the summer of 1986 the Company conducted a drilling program on the Hamilton vermiculite deposit. The drilling was performed by Boyles Brothers Drilling Company of Spokane, Washington, and consisted of 90 diamond core drill holes covering the ABM Ridge and Horse Ridge areas. The drilling program produced over 9,500 feet of core. The core was split and representative samples of each five-foot section of core were analyzed by an independent laboratory for vermiculite content.

         Two estimates of the contained vermiculite resource in the Company's Hamilton property have been made based on the analyses of the drilling program samples. The first was made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite. The second estimate of vermiculite reserves based on the same drill hole and analytical data was made by Dr. James R. Hindman, a Director of the Company, in 1992. This estimate indicated proven and probable reserves of
6.5 million tons of ore containing 656,000 tons of vermiculite. The Company considers these two independent calculations to be essentially identical.

         The Company is aware that there are a number of variables and assumptions that enter into the calculation of proven (verified by drilling) and probable (extrapolated from nearby drilling) ore reserves. These include assumptions of in-ground ore density and the limitation of an acceptable ore grade cutoff. There are other exposures of vermiculite ore outside ABM Ridge and Horse Ridge and the Company notes that the area covered by the 1986 drilling program was only 33 acres compared to a total 1,750 acres currently under claim. The Company assumes that additional drilling will verify additional reserves within the ore body.

         INVESTMENT POLICIES

         The Company has no investments.

         DESCRIPTION OF REAL ESTATE AND OPERATING DATA

         The Company has received various inquires from realtors regarding the possible sale of the Field Office Property; however, the Company has declined to list such property for sale.

         The Company's properties are not insured; however, the Company anticipates that it will obtain the necessary liability insurance prior to its commencement of construction.

         GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

         Mineral exploration and production is subject to environmental regulations by federal, state and county authorities. In most states, mineral exploration and production is regulated by conservation laws and other statutes and regulations relating to exploration procedures, reclamation, safety of mine operations, employee health and safety, use of explosives, air and water quality standards, noxious odors, noise, dust and other environmental protection controls. See Item 1, "DESCRIPTION OF THE BUSINESS -- Governmental Regulation."

                                     ITEM 3

                                LEGAL PROCEEDINGS

         The only pending action against the Company is by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles") acted as former counsel to the Company as partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. However, a counterclaim has been filed against Wiles alleging that no amount is due, and furthermore that Wiles failed to protect the best interest of the Company by failure to have required tax returns filed timely.

         Michael LaFleur, a former officer and Director of the Company, had made a claim with the Montana Department of Labor and Industry for $16,250 in back pay. The Company satisfied this judgment in January 1998.

         Judgments of record affecting title to the Hamilton Project include: a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable, and a judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at June 30, 1998 principal and accrued interest totaled $121,977.

         A judgment was obtained by Southampton Metals Ltd. ("Simon Grant-Rennick"), under a settlement with the Company, upon which remains a current unpaid balance of $5,600, which balance is included on the financial statements as a note payable.

         Other judgments against the Company, which appear in the financial statements as accounts payable, include a judgment obtained by Mike Bauernfiend, in Bergen County, New Jersey for $7,000, a judgment obtained by Martineau & Co., in Salt Lake City, Utah, for $8,000, and a judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $26,293. These judgments remain due and payable by the Company as of June 30, 1998.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company conducted no annual or special meeting if its shareholders in fiscal years ended June 30, 1997 and 1998, and, therefore, there were no matters submitted to a vote of security holders during the fiscal years ended June 30, 1997 and 1998.

                                     PART II

                                     ITEM 5

             MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Electronic Bulletin Board under the symbol "STBY". The following table sets forth the "high" and "low" price of the Company's Common Stock for the periods indicated in 1996, 1997 and 1998.

         CALENDAR                                     OPEN             HIGH             LOW               CLOSE
         --------                                     ----             ----             ---               -----
          7/1/95-9/30/95 (1st Qtr)                   .1875             .4375            .06               .487
         10/1/95-12/31/95 (2nd Qtr)                  .31               .40              .06               .18

          1/1/96-3/31/96 (3rd Qtr)                   .147              .312             .05               .312
          4/1/96-5/30/96 (4th Qtr)                   .375              .50              .05               .437
          7/1/96-9/30/96 (1st Qtr)                   .125              .3125            .0625             .19
         10/1/96-12/31/96 (2nd Qtr)                  .15               .18              .11               .11

          1/1/97-3/31/97 (3rd Qtr)                   .11               .14              .10               .10
          4/1/97-6/30/97(4th Qtr)                    .10               .105             .015              .06
          7/1/97-9/30/97 (1st Qtr)                   .065              .09              .0525             .07
          10/1/97-12/31/97 (2nd Qtr)                 .07               .22              .0625             .14

          1/1/98-3/31/98 (3rd Qtr)                   .14               .15              .07               .07
          4/1/98-6/30/98 (4th Qtr)                   .07               .39              .05               .36


         The Company makes no representation as to whether there is an efficient market for its stock; or that market prices reflect either the value of the Company's shares or current and available information concerning the Company or its prospects. Rather, the quotations represent prices in the over-the-counter market between dealers in securities, and do not include or reflect markups, markdowns or commissions, and do not necessarily represent actual transactions.

         On December 5, 1998, the last reported sale price of the Common Stock was $.29 per share. As of December 5, 1998, there were 3,695 holders of record of the Common Stock.

         The Company has not paid any dividends on its Common Stock. The Company intends to retain any earnings for use in its operations and to finance the development and the expansion of its business, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operating and financial condition, among other factors. See "Plan of Operations."

                                     ITEM 6

                               PLAN OF OPERATIONS

GENERAL

         The Company is currently directing its efforts to (1) initiate a mining and milling operation at its Hamilton Vermiculite property and (2) the acquisition of other vermiculite resources and related businesses that will provide a significant market presence in the vermiculite industry. Situations that are currently being investigated include the acquisition of an inactive vermiculite mine and mill in southern Montana and the acquisition of an active mine and mill in Brazil. It is the intent of the Company to engage in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products. To this end the Company is engaging in discussions with potential joint venture partners to construct and operate one or more exfoliation facilities.

         The Company's mining experts have recommended that mining and milling operations at the Hamilton property be incrementally phased in with the first stage being a small pilot plant designed to produce up to 1,000 tons per month of coarse-sized vermiculite concentrates. The Company believes that this will allow for a much more rapid and cost effective way to begin producing vermiculite concentrates to market and to use as feed material at such time as the Company becomes involved in the processing of vermiculite into end user products.

         It will be the Company's intent to perform additional drilling programs on the claims on the Hamilton property as part of the joint venture. Current ore reserve estimates are based solely on the results of a drilling program performed in 1986. Although the results of this program are considered valid, the area covered by the drilling program was only a fraction of the mapped and inferred vermiculite deposit.

CURRENT MARKET AND COMPETITION

         All of the vermiculite that is now being mined in the United States comes from mines in Virginia and South Carolina. W.R. Grace & Company has a large vermiculite operation near Enoree, South Carolina, which is capable of producing approximately 100,000 short tons of vermiculite concentrate per year. Virginia Vermiculite Ltd. produces vermiculite from a mine near Woodruff, South Carolina, and from a mine near Louisa, Virginia. The Company believes that the combined output of Virginia Vermiculite Ltd. is approximately 90,000 tons per year. Both Grace and Virginia Vermiculite consider their reserve and production data to be confidential so the Company's estimates of their production are approximations.

         There is one other small mining operation in South Carolina. This operation was for many years known as Patterson Vermiculite and was recently sold to Palmetto Vermiculite. This operation has historically produced vermiculite at the rate of 15,000 tons per year. The sum total of all three companies is an estimated maximum production capacity of 205,000 short tons per year.

         The Company believes that vermiculite produced from the Hamilton property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States. One small operation near Dillon, Montana has produced approximately 4,000 tons of concentrate during short periods of operation in recent years. This operation has a production capacity estimated to be only 6,000 short tons per year and it is currently inactive.

         At one time, Grace also operated a mine and mill near Libby, Montana. The Libby operation was the largest vermiculite mine and mill in the history of commercial vermiculite and had annual production exceeding 225,000 tons of concentrate. The Libby operation was terminated and the land reclaimed over 10 years ago.

         Currently, substantially all of the vermiculite imported into the United States and Canada comes from either the Peoples Republic of China or the Republic of South Africa. The amount of vermiculite arriving at ports in California and Washington is quite small and relatively high priced. Although the possibility of larger and lower cost shipments of imported vermiculite landing on the Pacific Coast is possible, the Company believes that the information available at this time is insufficient to allow it to reasonably predict its potential impact on the marketability of Hamilton vermiculite.

ACQUISITIONS

         On December 30, 1998, Stansbury announced that it has had discussions with the principal owner and operator of a mining and milling operation in Brazil, with a goal to conclude the proposed acquisition in March 1999, and a general term sheet has been exchanged.

         While at the present stage of negotiations, the terms remain non-binding on the parties; the understanding contemplates that the Company will provide an initial mill expansion to increase the production of vermiculite concentrate to 50,000 tons per year. The Company believes that the reserves of the project are in the range of 10 million tons of ore.

DEVELOPMENT STAGE ACTIVITIES

         In October of 1998, Nevada Vermiculite provided the funding to Stansbury to discharge the debt to its largest creditor, Southern American Insurance Corporation in Liquidation. The creditor Southern American Insurance Company had been in liquidation under the supervision of the Utah State Insurance Commission since 1991. The liability to this creditor from principal and accrued interest were in excess of $2,056,474. This liability, which dates back to the late 1980s, had been secured by a first mortgage on the vermiculite claims at the Hamilton site, the Company's major asset. The liability has been settled, and released of record. The amount of the settlement was $130,000, which the Company raised through the issuance of a convertible note in that amount to Nevada Vermiculite.

         In December of 1998, the Company entered into negotiations to form a joint venture with Nevada Vermiculite. The purpose of the joint venture is to commence mining and milling operations of worldwide vermiculite concentrates during 1999. The intended joint venture will be known as International Vermiculite L.L.C., a Delaware limited liability company.

         Nevada Vermiculite, of whom Stansbury directors Aldine J. Coffman and James R. Hindman, are minority shareholders, is owned by Messrs. Coffman and Hindman and the principals of Channel and Basin Reclamation, Inc. ("Channel & Basin"). Channel & Basin owns and operates three large-scale sand and gravel operations with revenues of approximately $12 million per year. The Company believes that Nevada Vermiculite will bring the capital, equipment and operational expertise to contribute to the mining and milling efforts of the joint venture.

LIQUIDITY

         The Company has been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. The Company has not obtained the necessary financing to meet its working capital requirements to operate the mineral property which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing. The Company plans to enter into a joint venture to facilitate the development of its assets, but if this joint venture does not occur, the Company will be required to seek capital from other sources.

                                     ITEM 7

                              FINANCIAL STATEMENTS

         The financial statements are included herein beginning at page F-1.

                                     ITEM 8

                        CHANGES IN AND DISAGREEMENTS WITH

               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On May 13, 1996, the Company announced that it had engaged the services of Taylor & Company ("Taylor"), a firm of independent certified public accountants in Salt Lake City, Utah, to perform an audit of its financial statements for the fiscal year ended June 30, 1996, and for the prior four fiscal years. Taylor replaced the former auditors, Arthur Anderson, LLP (see below). Taylor's engagement letter was signed on April 29, 1996 and the initial retainer was paid on May 6, 1996. The report of the audit for the year ended June 30, 1996 appeared as Item 7 of the Form 10-KSB, as filed with the Securities and Exchange Commission on March 17, 1997.

         In August of 1997, the accounting and auditing practices of Taylor were purchased, and consolidated into the Ogden, Utah certified public accounting firm of Sellers & Associates, CPAs ("Sellers"). The Company agreed to continue to use the surviving Sellers firm for the audit services for the fiscal periods ending June 30, 1997 and June 30, 1998. Sellers will also be employed to prepare the Company's federal and state tax filings.

         The Company's Board of Directors appointed Dr. Martin J. Peskin, who also serves as an outside director, to serve as Chairman of the Audit Committee. Dr. Peskin, after having consulted with the Board, will be recommending to shareholders at the next shareholders' meeting, scheduled for March, 1999, to approve changing the Company's Auditors to Haugen, Springer and Company, Certified Public Accountants, Denver, Colorado ("Haugen") to replace Sellers. Sellers will continue to perform federal and state tax filing services for the Company. Haugen has expertise in the Company's industry, and will be able to provide additional consultation services to management. Haugen is conveniently located to Mr. Aldine J. Coffman, Chief Administrative Officer.

         Sellers served as the Company's independent accountants to audit the financial statements of the Company for the fiscal years ending June 30, 1997 and June 30, 1998. Sellers' audit reports on the Company for the last two fiscal years (or Taylor's audit reports for the fiscal years ending June 30, 1992 -
1996) did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. With respect to these financial periods, there have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of such accountants, would have caused such accountants to make reference to the subject matter of the disagreement(s) in connection with their reference report(s) thereon during the Company's fiscal years of those periods. A copy of the Sellers' resignation letter appears as Exhibit "16.1" hereto.

         For the fiscal periods ending June 30, 1990 and June 30, 1991, the Company had engaged Arthur Andersen as their independent accountant. An audit engagement was not requested by the Company until the spring of 1995. In 1994 a proxy solicitation was made to install a new board of directors. At that time, the new board approached Arthur Andersen to consider accepting the engagement to audit the fiscal years ending June 30, 1992, June 30, 1993, June 30, 1994 and June 30, 1995. Also at that time, Arthur Andersen was owed $20,050 for prior audit service dating back four years to 1991. Arthur Andersen was paid in fiscal 1996, but declined to accept the engagement. Taylor was approached by the Company and they did accept the audit engagement for those periods, as well as June 30, 1996, and then, as Sellers, June 30, 1997 and June 30, 1998. Although Arthur Andersen did not accept the engagement in 1995 to audit the four preceding fiscal periods, the audit reports for the fiscal periods ending June 30, 1990 and June 30, 1991 did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. Further there had been no known disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of such accountants, would have caused such accountants to make reference to the subject matter of the disagreement(s) in connection with their reference report(s) thereon during the Company's fiscal years for the periods of those audit reports. The account payable to Arthur Andersen was paid in 1995, and Taylor corresponded with Arthur Andersen concerning work papers and other normal correspondence between successor and predecessor auditors. A Form 8-K was filed in 1995 regarding a change in the Company's auditors, and the accountants resignation letter was attached as an exhibit to that Form 8-K. There is no reference in Taylor's audit reports to any disagreements or adverse issues between the predecessor auditor and management. There are no Company records to indicate that the selection of Taylor & Company was recommended or approved by an audit or similar committee of the Company. However, in the proxy solicitation in 1994 the new board of directors was empowered to select a new auditor as deemed necessary by the Company.

         The report of the audit for the fiscal years ended June 30, 1997 and 1998 appears at Page F-1 of this Form 10-KSB.

                                    PART III

                                     ITEM 9

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons are currently the executive officers and directors of the Company as of the date of the filing of this report. Their dates of service with the Company are set forth next to their respective names:

         Edward C. Stanojev, Jr., age 45, has served as a Director and President of the Company since May 1997. He is also the President of Auction Television Network, Inc., an Arizona corporation located in Warminster, Pennsylvania, specializing in Internet software technology, a position which he has held since May 1997. Mr. Stanojev also served as President of AHS, Inc., a Pennsylvania corporation, located in Warminster, Pennsylvania, specializing in debt restructuring, a position which he has held since August 1994. From August 1980 until August 1994, Mr. Stanojev served as President of Accu-Weld, Inc., a Pennsylvania corporation, located in Philadelphia, Pennsylvania, specializing in window manufacturing and sales. In 1989 and 1990, Accu-Weld, Inc. Was involved in a corporate consolidation during which accounting personnel were changed. During this period, Accu-Weld, Inc. was accused of failing to properly file its required tax reports with the State of Pennsylvania. As a result of this failure, Mr. Stanojev and two other officers of Accu-Weld, Inc., in October 1995, pleaded nolo contendere to misdemeanor charges, including willful failures to remit sales tax and willful failures to pay state income tax. Each of the three officers were fined $56,000 plus court costs, and placed on probation for six months, which probation was terminated after three months.

         Jeffery L. Wertz, age 41, has served as a Director, Secretary, Treasurer and Chief Financial Officer of the Company since June 1997, where he has provided all aspects of accounting and compliance reporting services to the Company. From January 1998 until December 1998, Mr. Wertz served as the Chief Financial Officer of Auction Television Network, Inc., an Arizona corporation located in Warminster, Pennsylvania, and its wholly owned subsidiary, Single Source Technology, Inc. He served as the Corporate Accountant, providing accounting and reporting services, for Penn Independent, an insurance company, located in Hatboro, Pennsylvania from June 1995 to December 1997. Mr. Wertz also served as the Property Management Accountant for Pacific Southwest Mortgage, a property management company, located in San Diego, California, from December 1992 until May 1995, where he provided property accounting services for professional Southern California offices and medical complexes. Mr. Wertz received his Masters Degree in Accounting in, specializing in taxation, from San Diego State University in 1991, where he also received his Bachelor's Degree in Finance, Summa Cum Laude in 1989.

         James R. Hindman, Ph.D., age 52, has served as a Director and Vice President, in charge of operations of the Company, since June 1997. Since 1985, Dr. Hindman has had his own consulting firm, Vermiculite Technologies, out of Dillon, Montana. From 1978 to 1985 Dr. Hindman was employed as the Senior Metallurgist by W.R. Grace & Company, at their Libby, Montana vermiculite operation. Dr. Hindman received a Bachelor of Science degree in Geological Sciences from the University of Southern California, and a Ph.D. in Geological Sciences from the University of Utah.

         Dr. Martin J. Peskin, age 61, has served as a Director of the Company since February 1995, and as an outside Director of the Company since July 1997. Prior to 1996 he served in various executive officer capacities of the Company. Mr. Peskin retired from his dentistry practice in 1991 and since that time has been managing his private investment portfolio.

         Aldine J. Coffman, Jr., age 58, has served as Executive Vice President and Chief Administrative Officer and as a Director of the Company since October 1998. He served as the Chief Financial Officer of International Methane Corporation, LTD., a Belize company, specializing in energy, with offices in Denver, Colorado, from September 1993 to June 1995, and as such company's Chief Executive Officer from June 1995 to March 1997. Mr. Coffman also served as a Director of such company from September 1993 to the present. Mr. Coffman has owned his own management services company, Far Country Services, Inc., located in Cherry Hills, Colorado, since 1992, for which he serves as Chief Executive Officer.

                                     ITEM 10

                             EXECUTIVE COMPENSATION

NAME                                                          COMPENSATION
Edward C. Stanojev, Jr.                     A sign-on bonus of 500,000 shares of common stock, no
                                            compensation for services prior to July 1, 1997, and a
                                            monthly compensation thereafter as an independent
                                            contractor, of $6,000 per month, payable when available .

Jeffrey L. Wertz                            A sign-on bonus of 200,000 shares, and a monthly
                                            compensation thereafter as an independent contractor, for
                                            services as an officer and director, of $2,000 per month,
                                            payable when available .

James R. Hindman, Ph.D.                     A sign-on bonus of 500,000 shares of common stock, and a
                                            monthly compensation thereafter as an independent
                                            contractor, for services as an officer and director, of $3,000 per month.

         Dr. Martin J. Peskin continued to serve as a director without pay, but with expenses incurred in serving as a director to be reimbursed.

         On October 24, 1998, Aldine J. Coffman, Jr., whom had been providing certain legal services to the Company, was appointed a Director, and Chief Administrative Officer and Executive Vice President of the Company, at a compensation from his appointment through the end of 1998, of $35,000. Commencing January 1, 1999, Mr. Coffman will be receiving a salary of $12,500 per month.

         Directors are entitled to receive reimbursement of their reasonable and necessary out-of-pocket expenses, as documented and submitted.

EXECUTIVE REMUNERATION

         The following table provides information with respect to the compensation paid to Martin J. Peskin, the Chairman of the Board of the Company and the above named executive officers. There was no executive officer whose salary was in excess of $100,000 for any period in fiscal 1998.

                                            SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                                    ANNUAL COMPENSATION                                                LONG TERM
                                                                                                                      COMPENSATION
                                                                                                                         AWARDS
------------------------------------------------------------------------------------------------------------------------------------
(a)                               (b)                   (c)                  (d)                    (e)                      (f)

                                                                                                   OTHER                 RESTRICTED
NAME AND                                                                                          ANNUAL                    STOCK
PRINCIPAL                 FISCAL YEAR                                                             COMPEN-                 AWARD(S)
POSITION                  ENDED JUNE 30              SALARY($)            BONUS($)               SATION($)                   ($)
------------------------------------------------------------------------------------------------------------------------------------
Edward C.                 1998                      $72,000(1)                -               $12,000(2)                    -
Stanojev, Jr.,            1997                      $ 6,000(1)                -               $ 2,000(2)                    -
President                 1996                            -                   -                     -                       -
------------------------------------------------------------------------------------------------------------------------------------

Jeff Wertz,               1998                      $26,500(3)                -               $12,000(2)                    -
Secretary,                1997                            -                   -                     -                       -
Treasurer and             1996                            -                   -                     -                       -
Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

James R.                  1998                     $36,000                    -               $12,000(2)                    -
Hindman, Vice             1997                     $ 3,000                    -               $ 1,000(2)                    -
President                 1996                           -                    -                     -                       -
------------------------------------------------------------------------------------------------------------------------------------

Martin J. Peskin,         1998                           -                    -               $13,500(4)
Chairman of the           1997                           -                    -               $30,000(4)
Board                     1996                           -                    -               $30,000(4)
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

---------------
(1)This amount reflects the salary earned but not paid to Mr. Stanojev; such salary is due and owing to Mr. Stanojev.
(2)Each Director receives Director's Fees of $1,000 per month; however, the Directors fees have not been paid to the Directors and such Directors fees are due and owing to each Director .
(3)$14,000 of this amount has been earned but not paid to Mr. Wertz; the accrued unpaid salary of $14,000 is due and owing to Mr. Wertz.

(4)Mr. Peskin received Directors fees of $2,500 per month through July 1997; since such time Mr. Peskin receives Directors fees of $1,000 per month; however, all such Directors fees have not been paid and are due and owing to Mr. Peskin.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

                  The following table sets forth the shares of the Company's Common Stock beneficially owned at February 1, 1999, by (i) each person known to management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named under "Executive Remuneration," and (iv) all executive officers and Directors of the Company as a group.

NAME                                       POSITION WITH COMPANY                SHARES BENEFICIALLY OWNED(1)
----                                       ---------------------                ----------------------------
                                                                              NUMBER(2)               PERCENT(2)
                                                                              ---------               ----------
EXECUTIVE OFFICERS AND
    DIRECTORS:(3)

Edward C. Stanojev, Jr.              President and Director                      74,202                   *

Jeffery L. Wertz                     Vice President, Chief                          -0-                   *
                                     Financial Officer (principal
                                     Financial officer) and
                                     Director

James R. Hindman, Ph.D.              Vice President, Chief Operating                -0-                   *
                                     Officer and Director

Dr. Martin J. Peskin                 Director                                   833,200                   3.34%

Aldine J. Coffman, Jr.               Executive Vice President, Chief                -0-                   *
                                     Administrative Officer and Director

All Directors and executive
officers as a group (5 persons)                                                 907,402                   3.64%

-----------------------
*Less than 1%

BENEFICIAL OWNERS OF MORE
THAN 5%
-------------------------
                                                SHARES BENEFICIALLY OWNED(1)
                                            NUMBER(2)                 PERCENT(2)

Dr. Sami Samini                              2,171,392                 8.72%
146 Ridge Road
North Arlington, New Jersey 07031

--------------------------------
(1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the Common Stock indicated as beneficially owned thereby.

(2) In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares that are not outstanding, but that are subject to warrants, options or conversion privileges exercisable or convertible within 60 days of the date of this report on Form 10-KSB, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(3) Unless otherwise indicated, the address for each Director is c/o Stansbury Holdings Corporation, 676 Louis Drive, Warminster, Pennsylvania.

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 25, 1998, the Company entered into an Accord and Satisfaction with Merwin U. Steward as Liquidator of Southern American Insurance Company and Commercial Surety and Insurance Corporation ("Liquidator"). At that time the two companies in liquidation held interest in a first mortgage on the properties of the Hamilton Vermiculite Project (fee lands and mining claims), with an amount due in excess of $2,056,474 principal and interest inclusive.

         Under the terms of the Accord and Satisfaction, the Company was to pay the sum of $130,000 to the Liquidator, in consideration of the Liquidator releasing all claims against the Company, including security interests in properties of the Company.

         In October, 1998, the Company raised the required $130,000 through a convertible debenture issued to Nevada Vermiculite L.L.C., (See Item II - Development Stage Activities) which debenture, among other provisions, allowed Nevada Vermiculite to substitute of record for the Liquidator with respect to certain security interests, as collateral for the $130,000. The debenture also offered Nevada Vermiculite the additional inducements of 500,000 common shares, and an option for an additional 5 million shares exercisable at par, subject to shareholder approval of an option plan.

         The $130,000 was paid into an escrow pending closing on the Accord and Satisfaction in October, 1998, and funds were distributed to the Liquidator in Closing on the Accord and Satisfaction in December, 1998, upon the Liquidator's providing the Closing Agent all requisite documentation described in the Accord and Satisfaction.

         As a result of the closing on the Accord and Satisfaction, the Company was able to discharge debts of $2,056,474, principal and interest inclusive, for the payment of $130,000. This discharged amount of $2,056,474 is included in the gain on forgiveness of debt on the accompanying financial statements on The Statement of Operations, and the $130,000 is included as a long-term note payable on the Balance Sheet.

         The Company remains liable to Nevada Vermiculite L.L.C. for the sum of $130,000, plus interest accruing thereon from October 24, 1998, at 12% per annum, due July 5, 2000, as provided by the terms of the debenture issued to Nevada Vermiculite L.L.C., by the Company. As mentioned above, the Debenture contains other terms of inducement, and conversion rights of principal and accrued interest at par. Mr. Aldine J. Coffman and Dr. James Hindman, directors and officers of the Company, each have 12.5% interest in Nevada Vermiculite L.L.C.

         The Company and Nevada Vermiculite L.L.C. plan to enter into a joint venture, the purpose of which is to develop the Company's asset at Hamilton, as well as to locate and develop other profitable vermiculite-related projects. This joint venture will result in the formation of International Vermiculite L.L.C. The Company expects that the Company and Nevada Vermiculite will each be 50% participants in International Vermiculite.

                                     ITEM 13

                        EXHIBITS AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS AND EXHIBITS

                  FINANCIAL STATEMENTS

                  The consolidated financial statements of the Company and its subsidiaries filed as part of this Annual Report on Form 10-KSB are listed at Page F-1 of this Annual Report on Form 10-KSB, which listing is hereby incorporated by reference.

                  EXHIBITS

   EXHIBIT NO.                              DESCRIPTION
   -----------                              -----------

      10.1          Employment Agreement between the Company and James R.
                    Hindman, Ph.D., Dated June 25, 1997.

      23.1          Consent of Certified Public Accountants

      27            Financial Data Schedule

      99            Resignation of Accountants dated Feb. 4, 1999


      (b)           REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE
                    30, 1998

                There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: FEBRUARY 9, 1999            STANSBURY HOLDINGS CORPORATION


                                       BY:    /S/ EDWARD J. STANOJEV, JR.
                                           ------------------------------
                                           EDWARD J. STANOJEV, JR., CHIEF
                                           EXECUTIVE OFFICER AND PRESIDENT

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                           TITLE                                                DATE
----------                                           -----                                                ----
 /S/EDWARD J. STANOJEV, JR.         PRESIDENT AND CHIEF EXECUTIVE OFFICER                        FEBRUARY 9, 1999
----------------------------          (PRINCIPAL  EXECUTIVE OFFICER)
EDWARD J. STANOJEV, JR.

 /S/JAMES R. HINDMAN, PH.D.         VICE PRESIDENT, CHIEF OPERATING                              FEBRUARY 9, 1999
----------------------------          OFFICER AND DIRECTOR
JAMES R. HINDMAN, PH.D.

 /S/JEFFREY L. WERTZ                VICE PRESIDENT, CHIEF FINANCIAL OFFICER                      FEBRUARY 9, 1999
----------------------------          (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR
JEFFREY L. WERTZ

                                    DIRECTOR                                                     FEBRUARY ___, 1999
----------------------------
MARTIN J. PESKIN

/S/ALDINE J. COFFMAN, JR.           DIRECTOR                                                     FEBRUARY 9, 1999
----------------------------
ALDINE J. COFFMAN, JR.

                         STANSBURY HOLDINGS CORPORATION


                                TABLE OF CONTENTS



                  AUDITOR'S REPORT                                          F-2

                  FINANCIAL STATEMENTS FOR THE YEARS ENDED
                      JUNE 30, 1998 AND 1997

                           BALANCE SHEET                                    F-4

                           STATEMENTS OF OPERATIONS                         F-6

                           STATEMENTS OF SHAREHOLDERS' EQUITY               F-7

                           STATEMENT OF CASH FLOWS                          F-9

                           NOTES OF FINANCIAL STATEMENTS                   F-11

                  AUDITOR'S REPORT                                         F-27

                  FINANCIAL STATEMENTS FOR YEARS END JUNE 30, 1997
                   AND 1996 (RESTATED)

                           BALANCE SHEET                                   F-29

                           STATEMENTS OF OPERATIONS                        F-31

                           STATEMENTS OF SHAREHOLDERS' EQUITY              F-32

                           STATEMENTS OF CASH FLOWS                        F-33

                           NOTES OF FINANCIAL STATEMENTS                   F-35

[SELLERS & ASSOCIATES LOGO]
CERTIFIED PUBLIC ACCOUNTANT                                   FAX (801) 627-1639
3785 Harrison Blvd. Suite 101 - Ogden, Utah 84403             (801) 621-8128


INDEPENDENT AUDITOR'S REPORT



Board of Directors
Stansbury Holdings Corporation


We have audited the accompanying balance sheets of Stansbury Holdings Corporation (a Utah corporation) as of June 30, 1998 and 1997 (as restated) and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stansbury Holdings Corporation as of June 30, 1998 and 1997 (as restated) and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

During the fiscal year ending June 30, 1998, management determined there were significant errors in accounting for accrued interest. Management identified an overstatement of approximately $1,490,000 in accrued interest payable in the financial statements as of June 30, 1997. This correction of accounting errors is recognized as a prior period adjustment. The June 30, 1997 financial statements are restated to properly report the prior period adjustments. See also, Note 11 to the financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses after adjustments of approximately $3,800,000 since April 27, 1985 (the effective date of the plan of reorganization under Chapter 11 of the bankruptcy Reform Act of
1978). As of June 30, 1998, the Company's current liabilities exceeded its current assets by $4,648,000. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are discussed in Notes 2, 5 and 13. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.



/s/ Sellers & Associates
------------------------

December 22, 1998
Ogden, Utah

STANSBURY HOLDINGS CORPORATION

BALANCE SHEETS

----------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                                     1998              1997
----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

     Cash                                                      $       1,685     $       7,988
     Due from attorney's
     escrow account                                                   -                 23,795
----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   1,685            31,783
----------------------------------------------------------------------------------------------


PROPERTY & EQUIPMENT, NET

     Building - net of accumulated depreciation
      of $22,983 & $20,800 at June 30, 1998
      & 1997 respectively                                             27,017            29,191
     Mineral property                                             11,833,355        11,833,355
     Development costs                                             3,139,105         3,071,356
----------------------------------------------------------------------------------------------

NET PROPERTY & EQUIPMENT                                          14,999,477        14,933,902


OTHER ASSSETS

     Deposits                                                         20,000            20,000
----------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                    20,000            20,000
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $  15,021,162     $  14,985,685
----------------------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

BALANCE SHEETS

----------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                            1998             1997
----------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Notes payable                                 $      169,863  $      -
       Current portion-long term debt                     1,605,100        1,605,100
       Accounts payable                                     276,898          478,401
       Accrued interest                                   2,597,820        2,275,588
-------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                 4,649,681        4,359,089
-------------------------------------------------------------------------------------

LONG-TERM DEBT LIABILITIES

       Notes payable                                      1,086,677          971,191
-------------------------------------------------------------------------------------

TOTAL LONG TERM LIABILITIES                               1,086,677          971,191
-------------------------------------------------------------------------------------

TOTAL LIABILITIES                                         5,736,358        5,330,280
-------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

      Common stock $.25 par value, authorized
         25,000,000 shares, issued and outstanding
         24,039,290 and 21,478,812 shares at June 30, 1998
         and 1997 respectively                            6,009,823        5,369,703
      Common stock to issue                                  50,000         -
      Capital in excess of par value                      7,535,330        7,655,830
      Deferred interest                                    (586,771)        (664,953)
      Retained earnings(accumulated deficit)             (3,723,578)      (2,705,175)
-------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                9,284,804        9,655,405
-------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $   15,021,162  $    14,985,685
-------------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION


STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                      1998                  1997
------------------------------------------------------------------------------------

REVENUES                                        $       -           $        -
------------------------------------------------------------------------------------

GROSS PROFIT                                            -                    -
------------------------------------------------------------------------------------

EXPENSES
         Taxes                                          3,036                -
         General and administrative                   342,003               311,577
         Interest                                     886,184               682,907
------------------------------------------------------------------------------------

TOTAL EXPENSES                                      1,231,223               994,484
------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                            (1,231,223)             (994,484)
------------------------------------------------------------------------------------

OTHER INCOME
          Cancellation of debt                        212,820                56,900
------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                    212,820                56,900
------------------------------------------------------------------------------------

NET INCOME (LOSS)                               $  (1,018,403)      $      (937,584)
------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE
        OF COMMON STOCK                         $       (0.05)      $         (0.05)
------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES
        OUTSTANDING DURING
        THE PERIOD                                 22,477,498            20,350,231
------------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------
                                     COMMON STOCKS                                                               RETAINED
                           ----------------------------------    COMMON      CAPITAL IN      (DEFERRED           EARNINGS
                               NUMBER OF                       STOCK TO       EXCESS OF       INTEREST)      (ACCUMULATED
                                  SHARES          AMOUNT          ISSUE       PAR VALUE                           DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1996
AS PREVIOUSLY REPORTED        20,285,048   $   5,071,262   $     -        $   7,655,830   $   (510,529)  $     (2,607,967)
--------------------------------------------------------------------------------------------------------------------------

ADJUSTMENT FOR
OVERSTATEMENT OF:
-Interest accruals                                                                                                791,376
-Term debt                                                                                                         49,000

--------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1996
(AS RESTATED)                 20,285,048       5,071,262         -            7,655,830       (510,529)        (1,767,591)
--------------------------------------------------------------------------------------------------------------------------

Net (loss) as
previously reported                                                                                            (1,633,669)

Adjustment to net (loss) for
overstatement of
Interest accruals                                                                                                 696,085
                                                                                                          ----------------

Net (loss) June 30,1997
(as restated)                                                                                                    (937,584)

Issuance of shares for
interest on long-term debt     1,193,764         298,441                                      (298,441)

Amortize deferred interest                                                                     144,017

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY CONT..
--------------------------------------------------------------------------------------------------------------------------
                                     COMMON STOCKS                                                               RETAINED
                           ----------------------------------    COMMON      CAPITAL IN      (DEFERRED           EARNINGS
                               NUMBER OF                       STOCK TO       EXCESS OF       INTEREST)      (ACCUMULATED
                                  SHARES          AMOUNT          ISSUE       PAR VALUE                           DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1997
(AS RESTATED)                 21,478,812   $   5,369,703   $     -        $   7,655,830   $   (664,953)  $     (2,705,175)
--------------------------------------------------------------------------------------------------------------------------

Issuance of shares for
interest on long-term debt       683,432         170,858                                      (170,858)

Amortize deferred interest                                                                     249,040

Issuance of shares for:
-Interest on loan 6-98            24,592           6,148
-settlement of lawsuit 9-97      350,000          87,500
-settlement of lawsuit 9-97       30,000           7,500
-conversion of debt for
  equity 5-98                  1,175,454         293,864
-settlement of lawsuit 5-98       15,000           3,750
-as part of loan
  proceeds 5-98                  282,000          70,500                        (70,500)

Stock to issue-part
of loan proceeds 5-98                                            50,000         (50,000)

Net (loss)                                                                                                     (1,018,403)
--------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998         24,039,290   $   6,009,823   $     50,000   $   7,535,330   $   (586,771)  $     (3,723,578)
--------------------------------------------------------------------------------------------------------------------------

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

---------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                              1998             1997
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                               $   (1,018,403)    $   (937,584)

       Adjustments to reconcile net income
       to net cash provided by operating activities:
              Depreciation                                      2,174            2,174
              Amortization of deferred interest               249,040          144,017
              Stock issued for services and interest          104,898           -
       Changes in operating assets and liabilities:
              (Increase) decrease in cash in attorney's
              account                                          23,795           57,523
              Increase (decrease) short-term debt             169,863           -
              Increase (decrease) in accounts payable        (201,503)          26,388
              Increase (decrease) in accrued liabilities      322,232          538,890
---------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                         (347,904)        (168,592)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
            Increase in development costs                     (67,749)        (121,861)
---------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED (USED) BY
INVESTING ACTIVITIES                                          (67,749)        (121,861)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from long-term debt                      160,086          298,441
            Payment of long-term debt                         (44,600)          -
            Sale of common stock as debt incentive            170,858          298,441
            Common stock for debt conversion                  293,864           -
            (Increase) decrease in deferred interest         (170,858)        (298,441)
---------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                          409,350          298,441
---------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                (6,303)           7,988
CASH - BEGINNING OF PERIOD                                      7,988           -
---------------------------------------------------------------------------------------

CASH - END OF YEAR                                     $        1,685     $      7,988
---------------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                      1998                  1997
------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITES
------------------------------------------------------------------------------------
Common Stock commitments
paid by reducing capital
in excess of par                                      120,000
------------------------------------------------------------------------------------

See accompanying notes

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION:

Stansbury Holdings Corporation (the "Company") was chartered as a business corporation by the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. The corporate name was changed to Stansbury Holdings Corporation by a filing in the office of the Secretary of State of Utah on March 22, 1990.

In June 10, 1985, as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act, the authorized capital of the Company was changed, by an Amendment of its Articles of Incorporation, to $6,250,000, being 25,000,000 shares of one class having a par value of $0.25 per share.

The principal business activity of the Company, since its reorganization under Chapter 11 of the Federal Bankruptcy Code in 1985, has been vermiculite mineral exploration and development. The principal project of the Company is the Hamilton Vermiculite Project in Ravalli County, Montana, as to which the Company commenced acquisition shortly prior to the Reorganization in 1985.

BASIS OF PRESENTATION:

The consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States. All amounts included in these financial statements are expressed in United States Dollars.

In the past, the Company has issued financial statements showing the Hamilton Vermiculite Project at the value established for it in the Chapter 11 proceedings in 1985, which was based upon an evaluation of the project's value by an appraisal. The significant difference between those past financial statements (1991 to 1995) and these financial statements is the restatement of the value of the Hamilton Vermiculite Project in terms of historic costs of the project's acquisition and development funds expended on the project subsequent to its acquisition (see further this Note and Notes 6 & 12).

PRINCIPLES OF CONSOLIDATION:

In the past, the financial statements of the Company have been consolidated with subsidiaries and affiliates. However, at the present the Company has no subsidiaries and is involved with no affiliates.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Therefore, all assets material to this financial statement are held by the Company.

CASH AND CASH EQUIVALENTS:

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

UNDEVELOPED VERMICULITE MINERAL PROJECTS:

The Company uses the full cost method of accounting for undeveloped mineral projects. Accordingly, all costs associated with the acquisition of undeveloped projects, including directly related overhead costs, are capitalized. Once projects are developed, the capitalized costs will be amortized on the unit-of-production method using estimates of proven reserves (See Notes 6 and 12).

In addition, the costs are separated into cost centers on a state-by-state basis. The capitalized costs for each cost center are subject to the "ceiling test", which limits such costs to the lower of (I) cost, or (ii) estimated fair market value, of the projects (see Note 6).

In cases where the exploration and production activities of the Company are conducted jointly with others, the financial statements reflect only the Company's and its consolidated subsidiaries' proportionate interest in such activities.

OTHER ASSETS - STOCK LISTING AND ISSUANCE COSTS:

Costs associated with stock issuance and the listing of the Company's common stock on the NASDAQ Bulletin Board are charged against the proceeds derived from the issuance of shares in the year of issuance (see Note 7)

INCOME TAXES:

The Company has adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Because the question as to going concern as discussed in Note 2 and subsequent events as discussed in Note 12 and the explanation in the next paragraph, no value of a possible net operating loss is recognized on the financial statements.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No income tax returns have been filed since June 30, 1991. Federal income taxes generally do not allow deductions of expenses not paid within 12 months. Even though the majority of expenses are accrued interest on notes, management is of the opinion that forgiveness of debt, including accrued interest, has been so frequent and of a nature that it precludes most expenses, particularly interest, from a current tax deduction. Consequently, management is of the opinion that the probable net operating loss is under $2,000,000, expiring at various dates through 2012.

DEPRECIATION:

Depreciation of real estate improvements is calculated using the straight-line method over the useful lives of the related assets. For the building at Victor Siding, Montana, which is part of the Hamilton Vermiculite Project, a 20 year useful life is used.

NET INCOME (LOSS) PER COMMON SHARE:

Net Income (Loss) Per Common Share is based upon the fully diluted 24,039,290 at June 30, 1998 and 21,478,812 at June 30, 1997 number of common shares as of the last business day of the fiscal year of the financial statement period, assuming conversion of all outstanding options and warrants (see Note 4).

RECLASSIFICATIONS:

The asset value of the Hamilton Vermiculite Project has been reclassified to reflect its cost basis and capitalized development costs (See Note 6).

Certain Accounts Payable in the amount of $75,892, which had been carried on the financial statements since 1991 without backup data, were accordingly written off at June 30, 1997. Of that amount, 25% $(18,992), was established as an Accounts Payable reserve and added back to Accounts Payable in the event any of those creditors should make valid claims. The reserve will be written down in two installments over the next two fiscal years. Accordingly, one half, or $9,496, was written off June 30, 1998 & the remaining portion will be written June 30, 1999. The Company had no data to establish or verify the propriety of the claims eliminated, and determined that many of the listed claimants were no longer de jure entities.

See also Note 11, Correction in accounting errors and prior period adjustments.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 2: GOING CONCERN STATEMENT

The Company has been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. Also, refer to Note 6 regarding the Hamilton Vermiculite Project. Recovery of the carrying amount on the financial statements of $14,972,460 as of June 30, 1997, of the mineral property and related development costs is dependent upon the success of the future operations and the Company's ability to obtain financing through borrowing and capital stock sales.

The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments.

In June of 1996, the Company's Board of Directors and management were changed (Note 5 and Note 12). New management has recognized the need to place mineral properties into production, in order to generate revenues, and is actively seeking to acquire mineral properties that are either (i) in active production, or (ii) permitted to the extent that active production can immediately commence. Such a plan has lead to the identification of several properties for which active negotiations for acquisition or participation by joint venture, are currently being conducted (Note 12).

The Company continues to evaluate the production potential of its mineral property (the "Hamilton Vermiculite Project"), but has determined that certain limitations imposed by the Environmental Impact Statement as approved and issued for that project (Notes 6 and 10) limiting production to a six month season per year, will sufficiently impact the profitability of such an operation that other alternatives must be reviewed. Accordingly, the Company has considered dropping certain mining claims and the costs associated with the maintenance thereof, while preserving the core of the project as permitted by the EIS (Note 12). The Hamilton Vermiculite Project is currently pledged as collateral for a number of mortgages (Notes 8 and 12). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the mineral property, or other mineral properties.

The Company has not obtained the necessary financing to meet its working capital requirements to operate the mineral property, which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 2: GOING CONCERN STATEMENT (CONTINUED)

The Company expects to acquire the early part of 1999 an existing business yielding sufficient positive cash flow to sustain the overhead of the Company in the future. Additionally, the Company in is negotiations with a financially able entity as a prospective joint venture partner for the development of the Company's and other vermiculite projects.

NOTE 3: RELATED PARTY TRANSACTIONS

The New Management Team (see Note 5) was established during June of 1997, the last month of the fiscal year ending June 30, 1997. No charges were made by the New Management Team to the Company for services provided the Company for the fiscal year ending June 30, 1997. See Note 12 with respect to the financial arrangements with the New Management Team.

NOTE 4: STOCKHOLDERS' EQUITY

The Company was organized by the issuance of its common stock. Over the prior years including 1998, stock is issued for cash and non-cash consideration. Non-cash consideration includes debt discharge and debt assumption.

COMMON STOCK

As of June 30, 1998, common stock consists of authorized capital of 25,000,000 shares having a par value of US$0.25. Shares issued and outstanding are 24,039,290 and 21,478,812 on June 30, 1998 and 1997, respectively.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 4: STOCKHOLDERS' EQUITY (CONTINUED)

An analysis of common stock issued during fiscal years ending June 30, 1998 and 1997 follows:

            JUNE 30                                      SHARES         VALUE
            ------------------                          ---------      -------
           1998

           Issued for cash                                   -         $    -
           Issued for property                               -              -
           Issued for debt                              2,560,478        640,120

           1997

           Issued for cash                                   -         $    -
           Issued for property                               -              -
           Issued for debt                              1,193,764        298,441

NOTE 5: CHANGE IN MANAGEMENT AND MANAGEMENT PLANS FOR THE COMPANY

In June, 1997, a group of investors and shareholders, generally denoted as the "Committee for New Management", arranged a funding mechanism for the Management of the Company to be directed by Edward J. Stanojev, Jr., and others associated with him.

A new Board of Directors, comprising Mr. Stanojev, Dr. James R. Hindman, Jeffrey
L. Wertz, as new members, and Mr. Martin J. Peskin, as a continuing member, was established.

This new Board of Directors appointed a "New Management", comprised of Mr. Stanojev as Chairman, Chief Executive Officer, and President; James R. Hindman, Ph.D., and a recognized expert in vermiculite exploration, mining and milling, as Vice President and Chief Operating Officer; and Mr. Wertz, as Vice-President and Chief Financial Officer. (see Note 12 for Compensation for New Management).

Certain secured creditors have agreed to subordinate their secured positions in the Hamilton Project up to an amount equal to $1,000,000 of working capital infusion. As of June 30, 1998, the funding through this facility had not been drawn upon.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 5: CHANGE IN MANAGEMENT AND MANAGEMENT PLANS FOR THE COMPANY (CONTINUED)

New Management has sought to move the Company forward into the production and marketing of vermiculite and its products (see Note 2).

NOTE 6: UNDEVELOPED MINERAL PROJECTS

The Company has, since 1984, been focused upon the acquisition and development of vermiculite ore reserves in mineral properties located primarily in the western United States.

THE HAMILTON VERMICULITE PROJECT:

As of June 30, 1998, the Hamilton Vermiculite Project consisted of 64 owned unpatented lode mining claims, 11 owned mill site claims, and a parcel of fee land with improvements. The Mining Claims are located in the Gird's Creek unorganized Mining District, Ravalli County, Montana. In the fall of 1998, the Company located an additional 22 unpatented lode mining claims in Ravalli County, Montana, resulting in the Company obtaining control of all of the surface vermiculite exposures and proven reserves associated with the Hamilton Project.

The fee land (1.24 acres) and improvements are located at Victor Siding, Ravalli County, Montana. The mining claims are administered by the Bureau of Land Management, of the Department of the Interior, for the United States Forest Service, of the Department of Agriculture. Surface matters are administered by the US Forest Service.

In 1993, a final Environmental Impact Statement (EIS) was issued to the Company under its then trade name of Western Vermiculite Company in connection with the Company's application for an operating permit for the Hamilton Vermiculite Project. The costs of the EIS approached over two million dollars of expenditures from 1985 to 1991 and are capitalized under development cost on the balance sheet.

The project has been extensively drilled and assayed and two ore bodies, the ABM Ridge Ore Body (defined in 41 drill holes) and the Horse Ridge Ore Body (defined in 43 drill holes), have been delineated. Combined, the proven minable vermiculite reserves in these two ore bodies is 6.5 million tons at a grade of 10.09% vermiculite.

The Hamilton Vermiculite Project was appraised in 1985 at $34,577,270 (and again, in 1992, at $35,000,000). Through June 30, 1995, the value of $34,577,270 has been reflected on the Company's financial statements as the original asset value of the Hamilton Vermiculite Project (in

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 6: UNDEVELOPED MINERAL PROJECTS (CONTINUED)

lieu of acquisition costs). In 1997, the Hamilton Vermiculite Project was appraised at $51,000,000, largely reflecting the increase in market value of vermiculite concentrate from 1985 to 1997. From the foregoing, the Company has determined that the cost basis accounting for the project (see below) does not exceed its estimated fair market value of the Project.

Management is attempting to raise financing for the development of the Hamilton Vermiculite Project, and is in discussions with several potential joint venture development partners who would contribute the financing required.

At present, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the Hamilton Vermiculite Project, which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing. The Company has pledged the Hamilton Vermiculite Project as collateral for a note payable to a former affiliate. Also, as discussed in Note 10, the United States Forest Service required that an Environmental Impact Statement ("EIS") be issued for the Hamilton Vermiculite Project prior to granting an operating permit to the Company. The EIS was completed in 1993. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the Hamilton Vermiculite Project and continue as a going concern.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 7: OTHER ASSETS

The Company has on deposit with the Montana Department of Lands a refundable balance of $20,000, in connection with its operating permit application for the Hamilton Vermiculite Project.

NOTE 8: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE

Certain unidentified obligations of the Company have been carried forward year after year since before 1991, and are believed by the New Management of the Company to have been, in fact, satisfied or otherwise no longer owing (in some cases being barred by the statute of limitations). Management continues investigating the circumstances of these payables and other liabilities in order to take such action in the future to delete or correct such items where appropriate from among the liabilities of the Company. Of such amounts $75,892 of Accounts Payable were identified by management as unlikely to be due and payable. At June 30, 1997, New Management wrote off 75% of such amount, or $56,900, with the remaining 25%, or $18,992, left in Accounts Payable. Of that amount, one-half has been written off in the current year.

NOTES PAYABLE AND LONG TERM DEBTS

Notes payable and long term debts are summarized as follows:

(A)      NOTES PAYABLE:                          1998                 1997
                                          -----------           ----------

90 day notes payable to
stockholders, bearing interest
at 12% per annum. Interest &
note convertible to stock                   $  95,800             $      -

Due to a creditor                              74,063                    -
                                          -----------           ----------
Total Notes Payable                         $ 169,863             $      -
                                          ===========           ==========

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 8: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE (CONTINUED)


(B)      MORTGAGES PAYABLE:                      1998                 1997
                                          -----------           ----------

Mortgages payable to life insurance
company in liquidation, bearing
interest at 10% per annum,
past due and in default (Note 13)         $   550,000          $   550,000

Mortgages payable to shareholders
of Company, interest in part prepaid,
past due and in default (Note 12)             449,000              449,000
                                          -----------          -----------
Total Mortgages Payable                   $   999,000          $   999,000
                                          ===========          ===========

(C)      UNSECURED NOTES PAYABLE:

Notes payable to life insurance
company in liquidation (Note 11)          $    95,961          $    95,961

Notes payable to corporations                 304,968              304,968

Notes payable to shareholders,
including former officers
Note (11)                                   1,291,848            1,176,362
                                          -----------          -----------
Total Notes Payable                        $1,692,777           $1,577,291
                                          ===========          ===========

Total term debt                            $2,861,640           $2,576,291
                                          ===========          ===========

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 8: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE (CONTINUED)


(D)      SUMMARY NOTES & TERM DEBT               1998                 1997
                                         ------------        -------------

Notes Payable                             $   169,863         $       -

Current portion - long-term debt            1,605,100            1,605,100

Long-term portion - long-term debt          1,086,677              971,191
                                          -----------         ------------

Total                                      $2,861,640           $2,576,291
                                          ===========         ============

ACCRUED INTEREST PAYABLE

Accrued interest payable, all current, is for:

                                                 1998                 1997
                                         ------------         ------------

Mortgage payable                           $1,562,253           $1,167,279

Unsecured notes payable                     1,035,567            1,108,309

Total                                      $2,597,820           $2,275,588
                                          ===========         ============

NOTE 9: CLAIMS, LITIGATION AND JUDGMENTS:

CLAIMS AND POSSIBLE CLAIMS:

With respect to the EIS (see also notes 5 and 9), over 100 administrative appeals were filed in opposition to the approval of the Final Draft of the EIS, all of which were rejected by the Regional Office of the US Forest Service, which decision of rejection further was upheld on appeal to the Chief Forester of the US Forest Service. The time for administrative appeal of the EIS, or further challenge to it, has expired.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 9: CLAIMS, LITIGATION AND JUDGMENTS: (CONTINUED)

LITIGATION:

The claim of James G. Wiles (Now Ellsworth, Wiles, Carlton & Waldman, P.C.) vs. the Company for $68,178, filed November 1998 is pending resolution. Management is considering a counter claim. An amount of $74,063 is reflected on the financial statement as a note payable, which allows for $5,885 in litigation and interest costs in the event judgement rules in Wiles favor (See Note 12).

JUDGMENTS OF RECORD AFFECTING TITLE TO HAMILTON PROJECT:

A claim of lien filed by the State of Montana in January, 1993 for $658 is reflected on the financial statements as an account payable.

A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994 for $52,683 is reflected on the financial statements as a note payable.

A judgment obtained by Southampton Metals Ltd. ("Simon Grant-Rennick"), under a settlement with Company, upon which a current unpaid balance exists of $5,600 is included on the financial statements as a note payable.

OTHER JUDGMENTS: (All included in the financial statements as accounts payable)

A Judgment obtained by Mike Bauernfiend, obtained in Bergen County, N.J. for $7,000.

A Judgement obtained by Martineau & Co., in Salt Lake County, Utah, for $8,000.

A Judgment obtained by Bruce Blessington, for $26,293.

NOTE 10: OTHER INCOME

CANCELLATION OF DEBT:

From 1985 (year the Company filed Bankruptcy) to the present, the Company continues efforts to raise sufficient funds to develop the Hamilton Vermiculite Project. Creditors frequently were not paid off, or would settle for smaller amounts or no payment at all. Or, a debt may ultimately be canceled because of the statute of limitations. The amounts reported on the statements of operations

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 10: OTHER INCOME (CONTINUED)

as "Other Income - cancellation of debt" arise for these reasons. New Management is of the opinion most all debt has been properly identified and classified in the financial statements. Future cancellation of debt will be by settlement or statute of limitations barring collections. If this happens, it may be material.

NOTE 11: CORRECTIONS IN ACCOUNTING ERRORS & PRIOR PERIOD ADJUSTMENTS

New Management identified three significant accounting errors in the financial statements. These require prior period adjustments including fiscal year ending June 30, 1997.

In 1989 the Company had a $447,000 offering of long-term debt due December, 1992 and secured with a second position in the mineral rights. Interest on the debt was prepaid in full by issuing stock for interest. The financial statements, however, accounted for the debt at $496,000 not $447,000. In addition, the financial statements over the years reported the long-term debt as bearing interest at 23% cumulative instead of non-interest bearing.

From 1988 forward, the Company continues borrowing funds. New Management has determined the accrued interest on these loans should be computed on the basis of simple interest. However, the Company had been compounding the interest (interest on interest).

The total impact of these accounting errors on the financial statements as restated are:

                                    CURRENT PORTION                    ACCRUED INTEREST                   INTEREST EXPENSE
                                          LONG-TERM                             PAYABLE                       (ACCUMULATED
                                               DEBT                                                                DEFICIT)
JUNE 30, 1997                       $             0                    $        696,085                   $        696,085
PRIOR TO JUNE 30, 1997                       49,000                             791,376                            791,376
                                    ---------------                    ----------------                   ----------------

TOTAL OVERSTATEMENT                 $        49,000                    $      1,487,461                   $      1,487,461
                                    ===============                    ================                   ================

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 12: COMMITMENTS AND CONTINGENCIES

ANNUAL CLAIM MAINTENANCE FEES:

In 1993, the federal government substituted a fee of $100 per claim in lieu of the former requirement for labor assessments, to maintain title to the claims. Responsible for the maintenance of 96 claims, the Company has an annual obligation of $11,800 in order to preserve its title to the claims.

ENVIRONMENTAL IMPACT STATEMENT:

In May of 1993, the US Forest Service and the Montana Department of State Lands issued a Final Environmental Impact Statement for the Western Vermiculite Project (the "Hamilton Property"). The EIS was required in response to the Company's application for an operator's permit to develop the Hamilton Vermiculite Project. To date, no evaluation of the cost required to effect the implementation of the Plan of Operations, from an administrative and permitting perspective has been undertaken by the Company, and no reserve of funds has been allocated for that purpose.

INSURANCE:

The Company discontinued its insurance coverages during fiscal 1991 and has been uninsured since that time.

INCOME TAX:

The Company has not filed any federal or state income tax returns since June 30, 1990. The total amount due is estimated to be under $3,000. This is not reflected on the financial statements.

SECURITIES MATTERS:

The Company's Common Shares were delisted from NASDAQ National Market System on January 21, 1992. The Company shares currently trade on the Nasdaq Electronic Bulletin Board.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 13: SUBSEQUENT EVENTS (UNAUDITED)

(a) In November, 1998, James G. Wiles, former Company counsel, filed a claim, Wiles vs. Stansbury Holdings Corporation, seeking collection on an unsecured note payable dated March, 1998 of $68,178. The Company is considering a counter claim. The outcome is pending. This debt plus an allowance to defend have been recognized in the financial statements (See Note 9).

(b) In July, 1998, the Liquidator of the insurance company holding a first lien upon the Hamilton Vermiculite Project has made an offer in settlement of all claims, recognized in the financial statements at June 30, 1998 of over $2,100,000 in debt, for $130,000, which offer the Company has accepted. On October 28, 1998 it was fully funded and closed. Certain other mortgagors and note holders (holding in the aggregate principal balances of $447,000) have agreed to extend the maturity until February 1, 2001.

(c) In September, 1998, the Company located 22 unpatented mining claims in Ravalli County, Montana. The Company had leased the approximate area of these new claims for 13 years from prior claimants, who refused to renew the lease with the Company in November, 1997. On September 1, 1998, these prior claimants abandoned the claims, leaving the mineral estate open to location, which the Company subsequently located.

(d) The New Management has arranged for the affairs of Stansbury to be conducted from offices of another entity, for no charge in fiscal year 1997, but for 30% of that office's overhead (including use of office space, equipment, telephones) in fiscal year 1998.

(e)      The proposed and unrecorded compensation for New Management is:

         Edward C. Stanojev, Jr., a bonus of 500,000 common shares of the Company, and a fee of $6,000 per month, to serve as a director, chairman of the board, chief executive officer and president; the fee is accrued until cash flow is adequate to pay the same, and accrues from July 1, 1997.

         Jeff Wertz, a bonus of 200,000 common shares of the Company, and a fee of $4,000 per month, to serve as a director, chief financial officer, vice-president and secretary; the fee is accrued until cash flow is adequate to pay the same, and accrues from October 1, 1997.

         James R. Hindman, Ph.D., a bonus of 500,000 common shares of the Company, and a fee of $3,000 per month, to serve as a director, chief operating officer and vice-president; Dr. Hindman commenced service to the Company under this arrangement in the fourth-quarter

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997

NOTE 13: SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

         of 1997.

(f) In late 1998, Aldine J. Coffman, Jr., who had been providing certain legal services to the Company, was appointed by the Board as a director of the Company and Chief Administrative Officer and Executive Vice President. Mr. Coffman is currently serving as a director of International Methane Company Limited, a publicly held energy company, and has served as its Chief Financial Officer and Chief Executive Officer. It is anticipated that Mr. Coffman will assume further duties for the Company in January, and will receive a salary of $12,500 per month commencing January 1, 1999.

Sellers & Associates Letterhead

3785 Harrison Blvd., Suite 101 * Ogden, Utah 84403 (801) 621-8128
 * FAX (801) 627-1639

INDEPENDENT AUDITOR'S IMPORT

Board of Directors
Stansbury Holdings Corporation

We have audited the accompanying balance sheets of Stansbury Holdings Corporation (a Utah corporation) as of June 30, 1997 and 1996 (as restated) and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stansbury Holdings Corporation as of June 30, 1997 and 1996 (as stated) and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

As discussed further in Note 6 to the financial statements, in 1985 the Company acquired a mineral property valued at $34,577,270. The mineral property was reported on the financial statements at such value of $34,577,270 through June 30, 1996 as audited by prior auditors since 1985 to and including June 30, 1996. Since then management has taken the position the mineral property was not reported in the financial statements at cost. Cost was reconstructed, as discussed in Note 6 to the financial statements, at $11,833,355. The financial statements were restated at June 30, 1996 to reflect adjustment to cost of mineral property. The Company has also capitalized related development costs of $3,447,087 as of June 30, 1997, as discussed in Note 6 to the financial statements.

Recovery of the carrying amount of mineral property and related development costs is dependent on the success of future operations and the Company's ability to obtain financing through borrowing or the sale of its common stock. As of the date of this report, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the mineral property, which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing or recover the costs associated with the mineral property through successful future operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses after adjustments of approximately $3,900,000 since April 27, 1985 (the effective date of the plan of reorganization under Chapter 11 of the bankruptcy Reform Act of
1978). As of June 30, 1997, the Company's current liabilities exceeded its current assets by $5,864,000. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters also are discussed in Notes 2 and 5. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to develop and operate the mineral property and continue as a going concern.

Sellers & Associates

October 28, 1998
Ogden, Utah


    Setters & Associates CERTIFIED PUBLIC ACCOUNTANT        3785 Harrison Blvd.
                                                     Suite 101 Ogden, Utah 84403
                                              FAX (801) 627-1639  (801) 621-8128

STANSBURY HOLDINGS CORPORATION

BALANCE SHEETS


-------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                         1997          1996             1996
                                                                      (PRIOR TO
                                                 (AS RESTATED)      RESTATEMENT
                                                                   - MEMO ONLY)
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash Assets                            $ 7,988     $       -     $          -
  Due from attomey's
  escrow account                          23,795        81,318           81,318
-------------------------------------------------------------------------------

 TOTAL CURRENT ASSETS                     31,783        81,318           81,318

PROPERTY & EQUIPMENT, NET
  Building - net of accumulated
  depreciation of $20,809 & $18,635
  at June 30, 1997 & 1996
  respectively                            29,191        31,365           31,365
  Mineral property                    11,833,355    11,833,355       34,577,270
  Development costs                    3,071,356     2,949,495        2,203,108
-------------------------------------------------------------------------------
NET PROPERTY & EQUIPMENT              14,933,902    14,814,215       36,811,743
-------------------------------------------------------------------------------
OTHER ASSETS

  Deposits                                20,000        20,000           20,000
-------------------------------------------------------------------------------

TOTAL 0THER ASSETS                        2Q,000        20,000           20,000
-------------------------------------------------------------------------------
TOTAL ASSETS                        $ 14,985,685  $ 14,915,533     $ 36,913,061
-------------------------------------------------------------------------------

See accompanying notes.

STANSBURY HOLDINGS CORPORATION

BALANCE SHEETS


-------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                         1997          1996             1966
                                                                      (PRIOR TO
                                                 (AS RESTATED)      RESTATEMENT
                                                                   - MEMO ONLY)
-------------------------------------------------------------------------------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities

  Current portion-long term debt  $    1,654,100 $   1,654,100     $  1,654,100
  Accounts payable                       478,401       452,013          452,013
  Accrued interest                     3,763,049     2,528,074        2,528,O74
-------------------------------------------------------------------------------
  Total Current Liabilities            5,895,550     4,634,187        4,634,187
-------------------------------------------------------------------------------
Long-Term Debt Liabilities

  Notes payable                          971,191       672 750          672 750
-------------------------------------------------------------------------------

Total Long Term Liabilities              971,191       672,750          672,750
-------------------------------------------------------------------------------

TOTAL LIABILITIES                      6,866,741     5,306,937        5,306,937
-------------------------------------------------------------------------------
Shareholders' Equity
  Common stock $.25 par value, authorized
  25,000,000 shares, issued and outstanding
  21,478,812 and 20,285,048 shares at
  June 30, 1996 and 1995 respectively  5,369,703     5,071,262        5,071,262
  Capital in excess of par value       7,655,830     7,655,830       30,399,745
  Deferred interest                     (664,953)     (510,529)        (510,529)
  Retained earnings
   (accumulated deficit)              (4,241,636)   (2,607,967)      (3,354,354)
-------------------------------------------------------------------------------
Total Shareholders' Equity             8,118,944     9,608,596       31,606,124
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 14,985,685  $ 14,915,533     $ 36,913,061
-------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Year Ended June 30,                         1997          1996             1996
                                                 (AS RESTATED)      RESTATEMENT
                                                                   - MEMO ONLY)
-------------------------------------------------------------------------------
Revenues                            $          -   $         -      $         -
-------------------------------------------------------------------------------
Gross Profit
-------------------------------------------------------------------------------
Expenses
  Taxes                                        -            33               33
  General and administrative            3111,577       225,996          564,990
  Interest                             1,378,992       704,976          704,976
-------------------------------------------------------------------------------
  Total Expenses                       1,690,569       931,005        1,269,999
-------------------------------------------------------------------------------
  Operating Income (Loss)             (1,690,569)     (931,005)      (1,269,999)
-------------------------------------------------------------------------------
Other Income
  Cancellation of debt                    56,900       673,065          673,O65
-------------------------------------------------------------------------------
Total Other Income                        56,900       673,065          673,065
-------------------------------------------------------------------------------
Net Income (Loss)                   $ (1,633,669) $   (257,940)     $  (596,934)
-------------------------------------------------------------------------------
Earnings (loss) per share
  of common stock                   $      (.080) $      ( 013)    $      (.031)
-------------------------------------------------------------------------------
Weighted average shares
  outstanding during
  the period                          20,350,231    19,522,250       19,522,250
-------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          RETAINED
                                                      COMMON STOCKS          CAPITAL IN                   EARNINGS
                                                 NUMBER OF                    EXCESS OF     (DEFERRED (ACCUMULATED
                                                    SHARES        AMOUNT      PAR VALUE     INTEREST)      DEFICIT)
-------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1996
(PRIOR TO RESTATEMENT)                          20,285,048     5,071,262     30,399,745     (51O,529)     3,354,354)
-------------------------------------------------------------------------------------------------------------------
Write down mineral
property to cost                                                            (22,743,915)

Capitalize additional
development costs:
  July 1, 1991 to
   June 30, 1995                                                                                            407,393
  Year ending June 30, 1996                                                                                 338,994
-------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996
(As Restated)                                   20,285,O48     5,071,262      7,655,830     (510,529)    (2,607,967)
-------------------------------------------------------------------------------------------------------------------
Issuance of shares for
interest on long-term debt                       1,193,764       298,441                    (298,441)

Amortize deferred interest                                                                   144,017
Net (loss)                                                                                               (1,633,669)
-------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997                           21,478,812    $5,369,703     $7,655,830    $(664,953)   $(4,241,636)
-------------------------------------------------------------------------------------------------------------------

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                   1997          1996           1996
                                                                              (PRIOR TO
                                                           (AS RESTATED)    RESTATEMENT
                                                                           - MEMO ONLY)
---------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net Income (loss)                           $ (1,633,669)   $ (257,940)    $ (596,934)

  Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Depreciation                                     2,174         2,174          2,174
    Amortization of deferred interest
     related to stock options                      144,017        69,599         69,599
    Stock issued for services and interest                             -              -
  Changes in operating assets and liabilities:
   (Increase) decrease in cash in attorney's
     account                                        57,523       (81,318)       (81,318)
   Decrease in prepaid expenses                          -        15,000         15,000
   Increase (decrease) in accounts payable          26,388       158,729        158,729
   Increase (decrease) in accrued liabilities    1,234,975       544,755        544,755
---------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                              (168,592)      450,999        112,005
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in development costs                  (121,861)     (342,599)        (3,605)
---------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED (USED) BY
INVESTING ACTIVITIES                              (121,861)     (342,599)        (3,605)
---------------------------------------------------------------------------------------
CASH PLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                   298,441       474,044        474,044
    Payment of long-term debt                                   (287,320)      (287,320)
    Sale of common stock                           298,441       464,044        464,044
    Stock canceled                                      --      (464,044)      (464,044)
    {Increase) decrease in deferred interest      (298,441)     (295,124)      (295,124)
---------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                               298,441      (108,400)      (108,400)
---------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                      7,989
CASH - BEGINNING OF PERIOD                               -             -              -
---------------------------------------------------------------------------------------
CASH - END OF YEAR                              $    7,989     $       -        $     -
---------------------------------------------------------------------------------------

See accompanying notes

STANSBURY HOLDINGS CORPORATION

STATEMENTS OF CASH PLOWS


---------------------------------------------------------------------------------------
YEAR ENDED JUNE 30,                                1997             1996           1996
                                                                              (PRIOR TO
                                                            (AS RESTATED)   RESTATEMENT
                                                                           - MEMO ONLY)
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
---------------------------------------------------------------------------------------
Common stock issued for
  services and interest
  during the year                                  298,441       464,044        464,044
Increased (decreased) property
  & equipment to cost:
   Mineral property                                      -   (22,743,915)             -
   Development cost                                      -     1,243,979              -
Reduced accumulated deficit
  for capitalyzing development
  costs expensed in prior years                               (1,243,979)
Decreased Capital in
  excess of par value
  for net restatement
  of property & equipment
  down to cost                                           -    22,743,915              -
---------------------------------------------------------------------------------------

See accompanying notes

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:

Stansbury Holdings Corporation (the "Company") was chartered as a business corporation by the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. The corporate name was changed to Stansbury Holdings Corporation by a filing in the office of the Secretary of State of Utah on March 22, 1990.

In June 10, 1985, as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act, the authorized capital of the Company was changed, by an Amendment of its Articles of Incorporation, to $6,250,000, being 25,000,000 shares of one class having a par value of $0.25 per share.

The principal business activity of the Company, since its reorganization under Chapter 11 of the Federal Bankruptcy Code in 1985, has been vermiculite mineral exploration and development. The principal project of the Company is the Hamilton Vermiculite Project in Ravalli County, Montana, as to which the Company commenced acquisition shortly prior to the Reorganization in 1985.

BASIS OF PRESENTATION:

The consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States. All amounts included in these financial statements are expressed in United States Dollars.

In the past, the Company has issued financial statements showing the Hamilton Vermiculite Project at the value established for it in the Chapter 11 proceedings in 1985, which was based upon an evaluation of the projects value by an appraisal. The significant difference between those past financial statements (1991 to 1996) is these financial statements is the restatement of the value of the Hamilton Vermiculite Project in terms of historic costs of the project's acquisition and development funds expended on the project subsequent to its acquisition (see further this Note and Notes 6 & 11).

PRINCIPLES OF CONSOLIDATION:

In the past, the financial statements of the Company have been consolidated with subsidiaries and affiliates. However, at the present the Company has no subsidiaries and is involved with no affiliates.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Therefore, all assets material to this financial statement are held by the Company.

CASH AND CASH EQUIVALENTS:

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

UNDEVELOPED VERMICULITE MINERAL PROJECTS:

The Company uses the full cost method of accounting for undeveloped mineral projects. Accordingly, all costs associated with the acquisition of undeveloped projects, including directly related overhead costs, are capitalized. Once projects are developed, the capitalized costs will be amortized on the unit-of-production method using estimates of proven reserves (See Notes 6 and l1).

In addition, the costs are separated into cost centers on a state-by-state basis. The capitalized costs for each cost center are subject to "ceiling test", which limits such costs to the lower of (I) cost, or (ii) estimated fair market value, of the projects (see Note 6).

In cases where the exploration and production activities of the Company are conducted jointly with others, the financial statements reflect only the Company's and its consolidated subsidiaries' proportionate interest in such activities.

OTHER ASSETS - STOCK LISTING AND ISSUANCE COSTS:

Costs associated with stock issuance and the listing of the Company's common stock on the NASDAQ Bulletin Board are charged against the proceeds derived from the issuance of shares in the year of issuance (see Note 7)

INCOME TAXES:

The Company has adopted the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Because the question as to going concern as discussed in Note 2 and subsequent events as discussed in Note 11 and the explanation in the next paragraph, no value of a possible net operating loss is recognized on the financial statements.

                          STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 199G

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

No income tax returns have been filed since June 30, 1991. Federal income taxes generally do not allow deductions of expenses not paid within 12 months. Most debt has not been paid year after year. Most cash paid out has been for capitalized development costs. Even though the majority of expenses are accrued interest on notes, management is of the opinion that forgiveness of debt and interest has been so frequent and of a nature that precludes most expenses and interest from tax deduction. Consequently, management is of the opinion that the probable net operating loss is under $2,000,000, expiring at various dates through 2012.

DEPRECIATION:

Depreciation of real estate improvements is calculated using the straight-line method over the useful lives of the related assets. For the building at Victor Siding, Montana, that is part of the Hamilton Vermiculite Project, a 20 year useful life is used.

NET INCOME (LOSS) PER COMMON SHARE:

Net Income (Loss) Per Common Share is based upon the fully diluted 21,478,812 at June 30, 1997 and 20,285,048 at June 30, 1996 number of common shares as of the last business day of the fiscal year of the financial statement period, assuming conversion of all outstanding options and warrants (see Note 4).

RECLASSIFICATIONS:

The asset value ofthe Hamilton Vermiculite Project has been reclassified to reflect its cost basis could capitalized development costs (See Note 6).

Certain Accounts Payable in the amount of $75,892, which had been carried on the financial statements since 1991 without backup data, were accordingly written off. Of that amount, 25% $(18,992), was established as an Accounts Payable reserve and added back to Accounts Payable in the event any of those creditors should make valid claims. The reserve will be written down in two installments over the next two fiscal years. The Company had no data to establish or verify the propriety of the claims eliminated, and determined that many of the listed claimants were no longer de jure entities.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 2: GOING CONCERN STATEMENT
--------------------------------------------------------------------------------

The Company has been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. Also, refer to Note 6 regarding the Hamilton Vermiculite Project. Recovery of the canrrying amount on the financial statements of $14,904,711 as of June 30, 1997, of the mineral property and related development costs is dependent upon the success of talc future operations and the Company's ability to obtain financing through borrowing and capital stock sales.

The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments.

In June of 1996, the Company's Board of Directors and management were changed (Note 5 and Note 11). New management has recognized the need to place mineral properties into production, in order to generate revenues, and is actively seeking to acquire mineral properties that are either (I) in active production, or (ii) permitted to the extent that active production can immediately commence. Such a plan has lead to the identification of several properties for which active negotiations for acquisition or participation by joint venture, are currently being conducted (Note 11).

The Company continues to evaluate the production potential of its mineral property (the "Hamilton Vermiculite Project"), but has determined that certain limitations imposed by the Environmental Impact Statement as approved and issued for that project (Notes 6 and 10) limiting production to a six month season per year, will sufficiently impact tile profitability of such an operation that other alternatives must be reviewed. Accordingly, the Company has considered dropping certain mining claims and the costs associated with the maintenance thereof, while preserving the core of the project as permitted by the EIS (Note 11). The Hamilton Vermiculite Project is currently pledged as collateral for a number of mortgages (Notes 8 and 11). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be curable to develop and operate the mineral property, or other mineral properties.

The Company has not obtained the necessary financing to meet it working capital requirements to operate the mineral property which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing.

The Company expects to acquire in the last calendar quarter 1998 an existing business yielding sufficient positive cash flow to sustain the overhead of the Company in the future. Additionally, the Company in is negotiations with a financially able entity as a prospective joint venture partner for

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30,1997 and Juile 30,1996

--------------------------------------------------------------------------------
NOTE 2: GOING CONCERN STATEMENT (CONTINUED)
--------------------------------------------------------------------------------

the development of the Company's and other vermiculite project.

--------------------------------------------------------------------------------
NOTE 3: RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The New Management Team (see Note 5) was established during June of 1997, the last month of the fiscal year ending June 30, 1997. No charges were made by the New Management Team to the Company for services provided the Company for the fiscal year ending June 30, 1997.

See Note 11 with respect to the financial arrangements with the New Management Team.

--------------------------------------------------------------------------------
NOTE 4: STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company was organized by the issuance of its common stock. Over the years prior to 1996, stock was issued for cash and non-cash consideration. Non-cash consideration included debt discharge and debt assumption.

COMMON STOCK

As of June 30, 1997, common stock consisted of authorized capital of 25,OOO,OOO shares having a par value of US$0.25. Share issued and outstanding were 21,478,812 and 2O,285,048 on June 30, 1997 and June 30, 1996, respectively.

                            STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        June 30, 1997 and June 30, l 996

--------------------------------------------------------------------------------
NOTE 4: STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

An analysis of common stock issued during fiscal years ending June 30, 1997 and 1996 follows:

YEAR                                 SHARES                  VALUE
------------------------------------------------------------------
1997

Issued for cash                           0              $       0
Issued for property                       0                      0
Issued for debt                   1,193,764                298,441

1996

Issued for cash                           0              $       0
Issued for property                       0                      0
Issued for debt                   1,856,176                464,044
Shares Canceled                  (1,180,496)              (295,124)

--------------------------------------------------------------------------------
NOTE 5: CHANGE IN MANAGEMENT AND MANAGEMENT PLANS FOR THE COMPANY
--------------------------------------------------------------------------------

In June, 1997, a group of investors and shareholders, generally denoted as the "Committee for New Management", arranged a funding mechanism for the Management of the Company to be directed by Edward J. Stanojev, Jr., and others associated with him.

A new Board of Directors, comprising Mr. Stanojev, Dr. James R. Hindman, Jeffrey
L. Wertz, as new members, and Mr. Martin J. Peskin, as a continuing member, was established.

This new Board of Directors appointed a "New Management Team", comprised of Mr. Stanojev as Chairman, Chief Executive Officer, and President; James R. Hindman, Ph.D., and a recognized expert in vermiculite exploration, mining and milling, as Vice President and Chief Operating Officer; and Mr. Wertz, as Vice-President and Chief Financial Officer. (see Note ll for Compensation for the New Management Team).

Certain secured creditors have agreed to subordinate their secured positions in the Hamilton Project up to an amount equal to $1,000,000 of working capital infusion. As of June 30, 1997, the funding through this facility had not been drawn upon.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 5 CHANGE IN MANAGEMENT AND MANAGEMENT PLANS FOR THE COMPANY (CONTINUED!)
--------------------------------------------------------------------------------

This New Management Team has sought to move the Company forward into the production and marketing of vermiculite and its products (see Note 2).
--------------------------------------------------------------------------------
NOTE 6: UNDEVELOPED MINERAL PROJECTS
--------------------------------------------------------------------------------

The Company has, since 1984, been focused upon the acquisition and development of vermiculite ore reserves in mineral properties located primarily in the western United States.

THE HAMILTON VERMICULITE PROJECT:

As of June 30, 1997, the Hamilton Vermiculite Project consisted of 22 leased unpatented lode mining claims (the "Chamberlain Lease", see Notes 10 and 11), 64 owned unpatented lode mining claims, 11 owned mill site claims, and a parcel of fee land with improvements. The Mining Claims are located in the Gird's Creek unorganized Mining District, Ravalli County, Montana. The fee land (1.24 acres) and improvements are located at Victor Siding, Ravalli County, Montana. The mining claims are administered by the Bureau of Land Management, of the Department of the Interior, for the United States Forest Service, of the Department of Agriculture. Surface matters are administered by the US Forest Service.

In 1993, a final Environmental Impact Statement was issued to the Company under its then trade name of Western Vermiculite Company in connection with the Company's application for an operating permit for the Hamilton Vermiculite Project. The costs of the EIS approached several million dollars of expenditures from 1985 to 1991.

The project has been extensively drilled and assayed and two ore bodies, the ABM Ridge Ore Body (defined in 41 drill holes) and the Horse Ridge Ore Body (defined in 43 drill holes), have been delineated. Combined, the proven minable vermiculite reserves in these two ore bodies is 6.5 million tons at a grade of 10.09% vermiculite.

The Hamilton Vermiculite Project was appraised in 1985 at $34,577,270 (and again, in 1992, at $35,000,000). Through June 30, 1996, the value of $34,577,270 has been reflected on the Company's financial statements as the original asset value of the Hamilton Vermiculite Project (in lieu of acquisition costs). In 1997, the Hamilton Vermiculite Project was appraised at $51,000,000, largely reflecting the increase in market value of vermiculite concentrate from 1985 to 1997. From

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 6: UNDEVELOPED MINERAL PROJECTS (CONTINUED)
--------------------------------------------------------------------------------

the foregoing, the Company has determined that the cost basis accounting for the project (see below) does not exceed its estimated fair market value of the Project.

In 1997, the Management of the Company determined that the Hamilton Vermiculite Project should be recorded in the financial statements at its costs of acquisition plus the capitalized expenditures which should be allocated to it. As a result, the following data was utilized to reclassify the Asset value of the Hamilton Vermiculite Project:

         The Company in 1984 acquired the Hamilton Vermiculite Project from Northland Mills, Inc. At that time, the Hamilton Vermiculite Project consisted of 22 leased unpatented lode mining claims, and 64 claims located in the names of National Vermiculite Corporation and its Joint Venture Western Vermiculite Company. The Agreement with Northland Mills, Inc., provided that the Company acquire:

                  100% of the issued and outstanding stock of National Vermiculite Corporation, a Montana corporation, which was a 100% subsidiary Northland Mills, Inc. National Vermiculite Corporation owned 40% of the Hamilton Project; and,

                  Northlands Mills, Inc.'s option to acquire 60% of the Hamilton Project from a "Trust" (Green International, Inc., Shareholders Liquidation Trust), plus fee land and a building at Victor Siding, Montana.

         As a consideration for this acquisition, the Company agreed to pay Northland Mills, inc., the sum of $7,805,277. The Company thereafter, in exercising the option to acquire the additional 60% of the Project, assumed or purchased from the Trust, notes having a face value of $3,050,077.63 (for an agreed amount to the Trust of $3,250,000 to be paid by October 19,1985), and for the issuance to the trust on that date of 4,112,000 common shares of the Company (at which date, the par value of the shares was $0.25 per share, for a consideration of $1,028,000). Thus, the cost basis for the acquisition of 100% the Hamilton Vermiculite Project and the fee land and improvements (the "Building") was:

                  Payment to Northland Mills               $ 7,805,277
                  Debts assumed fiom the Trust               3,050,078
                  Common shares issued to the Trust          1,028,000
                                                           -----------
                  Total Consideration ("Purchase Price"):  $11,883,355
                                                           ===========

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 6: UNDEVELOPED MINERAL PROJECTS (CONTINUED)
--------------------------------------------------------------------------------

From 1984 through June 30, 1991, the Company capitalized costs expended in connection with the development of the Hamilton Vermiculite Project of $2,133,542. An additional $815,953 is determined to be development costs, of which only $69,566 had been capitalized. Upon restating the June 30, 1996 financial statements the remaining $746,387 in development costs were reclassified out of retained earnings (accumulated deficit) into development costs. All of these development costs are allocated to the Hamilton Vermiculite Project.

Of the Purchase Price, $50,000 was allocated to the Building, which is being depreciated annually at $2,174 (See Note 1).

The lease of the 22 leased claims expires, if not renewed, on the 15th day of November, 1997, according to counsel for the Lessor. Expiration of lease also terminates the Lessor's royalties on 18 other claims of the Company.

Management is attempting to raise financing for the development of the Hamilton Vermiculite Project, and is in discussions with several potential joint venture development partners who would contribute the financing required.

At present, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the Hamilton Vermiculite Project, which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing. The Company has pledged the Hamilton Vermiculite Project as collateral for a note payable to a former affiliate. Also, as discussed in Note 10, the United States Forest Service required that an Environmental Impact Statement ("EIS") be issued for the Hamilton Vermiculite Project prior to granting an operating permit to the Company. The EIS was completed in 1993. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the Hamilton Vermiculite Project and continue as a going concern.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 7: OTHER ASSETS
--------------------------------------------------------------------------------

The Company has on deposit with the Montana Department of Lands a refundable balance of $20,000, in connection with its operating permit application for the Hamilton Vermiculite Project.

--------------------------------------------------------------------------------
NOTE 8: NOTES PAYABLE, LONG TERM DEBTS, AND ACCOUNTS PAYABLE
--------------------------------------------------------------------------------

Certain unidentified obligations of the Company have been carried forward year after year since before 1991, and are believed by the New Management of the Company to have been, in fact, satisfied or otherwise no longer owing (in some cases being barred by the statute of limitations). Management is investigating the circumstances of these payables and other liabilities in order to take such action in the future to delete such items where appropriate from the liabilities of the Company. Of such amounts $75,892 of Accounts Payable were identified by management as unlikely to be due and payable. At June 30, 1997, New Management wrote off 75% of such amount, or $56,900, with the remaining 25%, or $18,992, left in Accounts Payable.

--------------------------------------------------------------------------------
NOTES PAYABLE AND LONG TERM DEBTS
--------------------------------------------------------------------------------

Notes payable and long term debts are summarized as follows:

(A) MORTGAGES PAYABLE:                                 1997               1996
                                                -----------         ----------
Mortgages payable to life insurance
company in liquidation, bearing
interest at 10% per annum
past due and in default (Note 11)                $  550,000         $  550,000

Mortgages payable to shareholders
of Company, interest in part prepaid,
past due and in default (Note 11)                   496,000            496,000
                                                -----------         ----------
Total Mortgages Payable                          $1,046,000         $1,046,000
                                                ===========         ==========

                           STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 8: NOTES PAYABLE, LONG TEEN DEBTS, AND ACCOUNTS PAYABLE (CONTINUED)
--------------------------------------------------------------------------------

(B) UNSECURED NOTES PAYABLE:

Notes payable to life insurance
company in liquidation (Note 11)                $    95,961         $   95,961

Notes payable to corporations                       310,568            310,568

Notes payable to shareholders
(Note 11)                                         1,091,765            793,324

Notes payable to former officers                     80,991             80,997
                                                -----------         ----------
Total Notes Payable                             $ 1,579,291         $1,280,850
                                                ===========         ==========

Total term debt                                 $ 2,625,291         $2,326,850

Current portion                                 $ 1,654,100         $1,654,100

Long term portion                                   971 191            672,750
                                                -----------         ----------

Total                                           $ 2,625,291         $2,326,850
                                                ===========         ==========
ACCRUED INTEREST PAYABLE,

Accrued interest payable, all current, is for:
                                                       1997              1996
                                                -----------         ----------

Mortgage payable                                $ 2,219,926         $1,472,781

Unsecured notes payable                           1,543,123          1,055,293
                                                -----------         ----------

Total                                           $ 3,763,049         $2,528,074
                                                ===========         ==========

                            STANSBURY HOLDINGS CATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 9: CLAIMS, LITIGATION AND JUDGMENTS:
--------------------------------------------------------------------------------
CLAIMS AND POSSIBLE CLAIMS:

(a) The claim of Michael F. LaFleur, filed with and adjudicated by, the Wage and Unit of the Montana Department of Labor and Industry, approved in the amount of $11,250 is reported on the financial statements as a note payable. Any possible penalties are not reflected inl the financial statements.

(b) With respect to the EIS (see also notes 5 and 9), over 100 administrative appeals were filed in opposition to the approval of the Final Draft of the EIS, all of which were rejected by the Regional Office of the US Forest Service, which decision of rejection further was upheld on appeal to the Chief Forester of the US Forest Service. The time for administrative appeal of the EIS, or further challenge to it, has expired.

LITIGATION:

There is no pending litigation against the Company.

JUDGMENTS OF RECORD AFFECTING TITLE TO HAMILTON PROJECT:

A claim of lien filed by the State of Montana in January, 1993 for $658 is reflected on the financial statements as an account payable.

A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994 for $52,683 is reflected on the financial statements as a note payable.

A judgment obtained by Southampton Metals Ltd. ("Simon Grant-Rennick"), under a settlement with Company, upon which a current unpaid balance exists of $5,600 is included on the financial statements as a note payable.

OTHER JUDGMENTS: (All included in the financial statements as accounts payable)

A Judgment obtained by Mike Bauernfiend, obtained in Bergen County, N.J. for $7000.

A Judgement obtained by Martineau & Co., in Salt Lake County, Utah, for
$8000.

A Judgment obtained by Bruce Blessington, for $26,293.

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 10: OTHER INCOME
--------------------------------------------------------------------------------

CANCELLATION OF DEBT: From 1985 (year the Company filed Bankruptcy) to the present, the Company continues efforts to raise sufficient funds to develop the Hamilton Venniculite Project. Creditors frequently were not paid off, or would settle for smaller amounts or no payment at all. Or, a debt may ultimately be canceled because of the statute of limitations. The amounts reported on the statements of operations as "Other Income - cancellation of debt" arise for these reasons. New Management is of the opinion there remain debts as of June 30, 1997 that may later on be identified as cancellation of debt. If so, the total amount of debt cancellation may be material.

--------------------------------------------------------------------------------
NOTE 11: COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

ROYALTY AND LEASE AGREEMENTS: 22 of the unpatented lode mining claims are leased to the Company under a lease assigned to the Company during June, 1986 (the "Chamberlain Lease") in connection with the settlement of obligations owed to the Green International, Inc., Shareholders
Liquidation Trust. The lease contains an option to purchase the claims at a purchase price of $1,000,000 during the term of the lease and any extension. The current lease expires on November 15, 1997, and is renewable for an additional consecutive ten year term upon five days' notice. The lease provides for a royalty payment to the Lessors of $2.00 per ton of vermiculite concentrate, or 3 1/3 percent of the selling price, whichever is greater, of vermiculite ore mined frown the 22 claims. An addendum to the lease extends this royalty to another 18 claims held by the Connpany. A minimum royalty of $1,500 per quarter is provided for in the lease. All royalty payments attributable to the 22 claims are to be a credit on the purchase price of the option to purchase tile claims [See note ll(a)].

ANNUAL CLAIM MAINTENANCE FEES: In 1993, the federal government substituted a fee of $100 per claim in lieu of the former requirement for labor assessments, to maintain title to the claims. Responsible for the maintenance of 96 clahns, the Company has an annual obligation of $9,600 in order to preserve its title to the claims.

ENVIRONMENTAL IMPACT STATEMENT: In May of 1993, the US Forest Service and the Montana Department of State Lands issued a Final Environmental Impact Statement for the Western Vermiculite Project (the "Hamilton Property"). The EIS was required in response to the Company's application for an operator's permit to develop the Hamilton Vermiculite Project. To date, no evaluation of the cost required to effect the implementation of the Plan of Operations, from an administrative and permitting perspective has been undertaken by the Company, and no reserve of

                         STANSBURY HOLDINGS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 11: COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------------------------------------

funds has been allocated for that purpose.

INSURANCE: The Company discontinued its insurance coverages during fiscal 1991 and has been uninsured since that time.

INCOME TAX: The company has not filed any federal or state income tax returns since June 30, 1990. The total amount due is estimated to be under $3,000. This is not reflected on the financial statements.

SECURITIES MATTERS: The Company's Common Shares were delisted from NASDAQ National Market System on January 21, 1992 The Company shares currently trade on the Nasdaq Electronic Bulletin Board.

--------------------------------------------------------------------------------
NOTE 12: SUBSEQUENT EVENTS (UNAUDITED)
--------------------------------------------------------------------------------

(a) In November, 1997, the Chamberlain Lease of 22 unpatented lode mining claims in Hamilton Vermiculite Project expired, and was not renewed; the Company holds the remaining claims (numbering 75 claims, of which 64 are mining claims and 11 are mill site claims). In the opinion of New Management, the claims no longer leased by the Company, while containing a large quantity of low grade ore (at or below the cut-off grade for current vermiculite operations), do not impact the Company's financials, since the bulk of this ore was not within the bounds of the mining operation permitted by the EIS, and had no present commercial value. In September, 1998, the 22 claims were abandoned by the previous owners. The Company subsequently located 22 claims covering the same area and is now the owner of the entire claim group.

(b) In July, 1998, tile Liquidator of the first mortgagee insurance company holding a lien upon the Hamilton Vermiculite Project has made an offer in settlement of all claims, for $130,000, which offer the Company has accepted, and on October 28, 1998 it was fully funded and closed. Certain other mortgagors and note holders (holding in the aggregate principal balances of $496,000) have agreed to accept common stock of the Company for accrued interest on their notes through February l, 2001, and to extend the maturity until February 1, 2001.

(c) The New Management has arranged for the affairs of Stansbury to be conducted from offices of another entity, for no charge in fiscal year 1997, but for 30% of that office's overhead

                               STANSBURY HOLDINGS

                          NOTES TO FINANCIAL STATEMENTS
                         June 30, 1997 and June 30, 1996

--------------------------------------------------------------------------------
NOTE 12: SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

         (including use of office space, equipment, telephones) in fiscal year 1998.

(d) The proposed and unrecorded compensation for the New Management group is as follows:

         Edward C. Stanojev, Jr., a bonus of 500,000 common shares of the Company, and a fee of $6,000 per month, to serve as a director, chairman of the board, chief executive officer and president; the fee is accrued until cash flow is adequate to pay the same, and accrues from July 1, 1997.

         Jeff Wertz, a bonus of 200,000 common shares of the Company, and a fee of $2,000 per month, to serve as a director, chief financial officer, vice-president and secretary; the fee is accrued until cash flow is adequate to pay the same, and accrues from October 1, 1997.

         James R. Hindman, Ph.D., a bonus of 500,000 common shares of the Company, and a fee of $3,000 per month, to serve as a director, chief operating officer and vice-president; Dr. Hindman commenced service to the Company under this arrangement in the fourth quarter of 1997.

(e) In late 1998, Aldine J. Coffman, Jr., who had been providing certain legal services to the Company, was nominated to become a director of the Company and an officer with the title of Vice President and Chief Administrative Officer. Mr. Coffman is currently serving as a director of International Methane Company Limited, a publicly held energy company, and has served as its Chief Financial Officer and Chief Executive Officer.

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

  10.1 Employment Agreement between the Company and James R. Hindman, Ph.D., Dated June 25, 1997.

  23.1     Consent of Certified Public Accountants

  27       Financial Data Schedule

  99       Accountants Resignation Letter dated Feb. 4, 1999