Form 10QSB
period 1998-12-31
STANSBURY HOLDINGS CORP
filed 1999-02-10
CIK 93566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1998          Commission File No. 0-6034

                         STANSBURY HOLDINGS CORPORATION
                    ----------------------------------------
                    (Exact Name as Specified in Its Charter)

     STATE OF UTAH                                             87-0281239
------------------------                                  ----------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                          Identification Number)

     676 LOUIS DRIVE
   WARMINSTER, PA 18974                                        UNITED STATES
  ---------------------                                        -------------
  (Address of Principal                                          (Country)
   Executive Offices)

              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (215) 328-9566

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       YES [ ]                 NO [X]

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

At February 9, 1999 there were outstanding: 24,899,585 common shares, $0.25 par value

                         STANSBURY HOLDINGS CORPORATION

                               INDEX TO FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1. Financial Statements

        Condensed Balance Sheets December 31, 1998 and June 30, 1998 .......   1

        Condensed Statement of Operations and Accumulated Deficit ..........   2

        Condensed Statement of Cash Flows ..................................   3

        Notes to Condensed Financial Statements ............................   4

PART II - OTHER INFORMATION

Item 1.  Description of Business ...........................................  17

Item 2.  Description of Property ...........................................  21

Item 3.  Legal Proceedings .................................................  27

Item 4.  Items For Submission to Shareholders ..............................  27

Item 5.  Market For Common Stock and Related Shareholder Matters ...........  28

Item 6.  Plan of Operations ................................................  29

Item 7.  Financial statements ..............................................  31

Item 8.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures ......................................  32

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance with section 16(a) of the Exchange Act ..........  32

Item 10.  Executive Compensation ...........................................  33

Item 11. Security Ownership of Certain Beneficial Owners and Management ....  34

Item 12. Certain Relationships and Related Transactions ....................  34

Item 13. Exhibits and Reports on Form 8-K ..................................  35

Signatures .................................................................  36

                         STANSBURY HOLDINGS CORPORATION

                                  BALANCE SHEET
                                December 31, 1998

                                                                   SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                                                  DECEMBER 31, 1998        JUNE 30, 1998
                                                                      (UNAUDITED)             (AUDITED)
                  ASSETS

Current Assets
          Cash                                                        $      3,076           $      1,685
          Other Receivables                                                 22,283                   --
                                                                      ------------           ------------
          Total Current Assets                                              25,359                  1,685
Property & Equipment
          Building                                                          25,930                 27,017
          Mineral Property                                              11,833,355             11,833,355
          Development Costs                                              3,139,105              3,139,105
                                                                      ------------           ------------
          Total Property and Equipment                                  14,998,390             14,999,477
Other Assets
          Other Assets                                                      24,500                 20,000
                                                                      ------------           ------------
          Total Other Assets                                                24,500                 20,000

TOTAL ASSETS                                                          $ 15,048,249           $ 15,021,162
                                                                      ============           ============

        LIABILITIES AND CAPITAL

Current Liabilities
          Notes Payable-Short Term                                    $    454,863           $    169,863
          Current Portion Long-Term Debt                                 1,605,100              1,605,100
          Accounts Payable                                                 347,659                276,898
          Accrued Interest                                               1,151,372              2,597,820
                                                                      ------------           ------------
          Total Current Liabilities                                      3,558,994              4,649,681

Long-Term liabilities
          Notes Payable-Noncurrent                                         575,716              1,086,677
                                                                      ------------           ------------
          Total Notes Payable-Noncurrent                                   575,716              1,086,677

Capital
          Common Stock                                                   6,224,784              6,009,823
          Common Stock to Issue                                            175,000                 50,000
          Capital in Excess of Par                                       7,535,330              7,535,330
          Deferred Interest                                               (586,771)              (586,771)
          Retained Earnings                                             (3,723,578)            (2,705,175)
          Net Income                                                     1,288,775             (1,018,403)
                                                                      ------------           ------------
          Total Capital                                                 10,913,540              9,284,804

TOTAL LIABILITIES AND CAPITAL                                         $ 15,048,249           $ 15,021,162
                                                                      ============           ============

                         STANSBURY HOLDINGS CORPORATION

                             STATEMENT OF OPERATIONS

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 DECEMBER 31, 1998*    DECEMBER 31, 1998*
Revenues                                             $      --             $      --
Cost of Sales                                               --                    --
                                                     -----------           -----------
Gross Profit                                                --                    --
Expenses
              Consulting Fees                        $    33,376           $    77,212
              Legal                                       53,724                83,311
              Accounting                                  28,060                48,764
              Office Supplies                              3,260                 4,550
              Other Office Expense                           567                 1,910
              Mining Leases                                 --                  17,400
              Advertising and Promotion                   34,888                74,963
              Interest                                   429,226               417,146
              License and Permits                            517                 1,257
              Professional Fees                            3,059                 2,118
              Depreciation Expense Building                1,087                 1,087
              Utilities                                      683                 2,185
              Transfer Agent Fees                          1,129                 1,629
              Travel                                      15,909                34,166
                                                     -----------           -----------
Total Expenses                                           605,485               767,699
                                                     -----------           -----------
Operating Income (Loss)                                 (605,485)             (767,699)
Other Income
              Cancellation of Debt                     2,056,474             2,056,474
                                                     -----------           -----------

NET INCOME (LOSS)                                    $ 1,450,989           $ 1,288,775

* Comparable figures for the corresponding period in 1997 are unavailable.

                         STANSBURY HOLDINGS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     DECEMBER 31, 1998     DECEMBER 31, 1998
Cash Flows From Operating Activiities
              Net Income(Loss)                                          $ 1,450,988           $ 1,288,775

              Depreciation                                                    1,087                 1,087
              Stock Issued for services and Interest                        214,961               214,961
              Increase (Decrease) in Short-Term Debt                        206,437               285,000
              Increase (Decrease) in Accounts Payable                        (4,293)               70,761
              Increase (Decrease) in Accrued Interest                    (1,451,248)           (1,446,448)
                                                                        -----------           -----------

              Total Adjustments From Operating Activities                (1,033,056)             (874,639)
                                                                        -----------           -----------

Net Cash Provided by Operations                                             417,932               414,136

Cash Flow From Investing Activities

              Decrease (Increase) in Development Costs                         --                    --
              Decrease (Increase) in Other Receivables                      (22,283)              (22,283)
              Decrease (Increase) in Other Assets                            (4,500)               (4,500)
                                                                        -----------           -----------

Net Cash Used in Investing Activities                                       (26,783)              (26,783)

Cash Flow From Financing Activiities

              Increase(Decrease) in Notes Payable, Non-Current             (515,961)             (510,962)
              Increase(Decrease) in Common Stock                            125,000               125,000
                                                                        -----------           -----------

Net Cash Used in Financing Activities                                      (390,961)             (385,962)

Net Increase(Decrease) in Cash                                          $       187           $     1,391
                                                                        ===========           ===========

Summary
              Cash Balance End of Period                                      3,076                 3,076
              Cash Balance Beginning of Period                                2,889                 1,685
                                                                        -----------           -----------

Net Increase(Decrease) in Cash                                          $       187           $     1,391
                                                                        ===========           ===========

                         STANSBURY HOLDINGS CORPORATION
                         Notes to Financial Statements
                      December 31, 1998 and June 30, 1998

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

Basis of Presentation:

In management's opinion, the accompanying unaudited financial statements of Stansbury Holdings Corporation contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position and the results of its operations. (The results of operations or cash flows which may be reported for the remainder of 1999.)

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Audited Financial Statements and the Notes to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. With the exception of the gain from extinguishment on debt discussed below and in Note 3, no material events, changes in operation or changes in accounting principles or practices have occurred since the close of the Company's fiscal year ended June 30, 1998. All amounts included in these financial statements are expressed in United States Dollars.

In the past, the Company has issued financial statements showing the Hamilton Vermiculite Project at the value established for it in the Chapter 11 proceedings in 1985, which was based upon an evaluation of the projects value by an appraisal. The significant difference between those past financial statements (1991 to 1996) and these financial statements is the restatement of the value of the Hamilton Vermiculite Project in terms of historic costs of the project's acquisition and development funds expended on the project subsequent to its acquisition (see further this Note and Notes 6 & 12).

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

Other Assets, Stock Listing and Issuance Costs:

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

Net Income (Loss) Per Common Share:

Net Income (Loss) Per Common Share is based upon the fully diluted 24,899,585 at December 31, 1998 and 24,039,290 at June 30, 1998, the number of common shares as of the last business day of the financial statement period, assuming conversion of all outstanding options and warrants (see Note 4). The Company had no revenues from operations. Operating income (loss) from operations for the six months ended December 31, 1998 was ($767,699), or ($0.03) per share. After other income of $2,056,474 from gain on forgiveness of debt, book income (loss) was $1,288,775, or $0.05 per share.

Gain on Forgiveness of Debt:

Due to the cash flow shortages the Company has faced over the past several fiscal periods, large portions of the accounts and notes payable have been satisfied by negotiation at less than the face value and/or an issuance of the Company's common stock. As the Company has employed this strategy on a recurring basis, and the gain from the forgiveness of debt arising from these negotiated settlements has not been characterized as extraordinary in the accompanying financial statements. However, the Company has negotiated a settlement with its largest creditor in November, 1998 through an Accord and Satisfaction with Merwin U. Steward as Liquidator of Southern American Insurance Company and Commercial Surety and Insurance Corporation ("Liquidator")(See Note 3). As a result of this settlement, the Company recorded gain from the forgiveness of debt of $2,056,474. This is recorded as such in the unaudited financial statements, however due to significance of the settlement amount, the gain may be reclassified as an extraordinary event in the audited financial statements at June 30, 1999.

Reclassifications:

The asset value of the Hamilton Vermiculite Project has been reclassified to reflect its cost basis and capitalized development costs (See Note 6).

Certain Accounts Payable in the amount of $75,892, which had been carried on the financial statements since 1991 without backup data, were accordingly written off at June 30, 1997. Of that amount, 25% ($18,992), was established as an Accounts Payable reserve and added back to Accounts Payable in the event any of those creditors should make valid claims. The reserve will be written down in two installments over the next two fiscal years. Accordingly, one half, or $9,496, was written off June 30, 1998 and the remaining portion will be written at June 30, 1999. The Company had no data to establish or verify the propriety of the claims eliminated, and determined that many of the listed claimants were no longer de jure entities.

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

The Company in is negotiations with a financially able entity as a prospective joint venture partner for the development of the Company's vermiculite projects, but if this joint venture is not consummated the Company will need to obtain capital from other sources.

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

In October, 1999, the Company raised the required $130,000 through a convertible debenture issued to Nevada Vermiculite L.L.C., (See Item II Development Stage Activities) which debenture, among other provisions, allowed Nevada Vermiculite to substitute of record for the Liquidator with respect to certain security interests, as collateral for the $130,000. This collateral included 500,000 shares and an option, subject to shareholder approval, of an additional 5 million shares at par.

The $130,000 was paid into an escrow pending closing on the Accord and Satisfaction in October, 1999, and funds were distributed to the Liquidator in Closing on the Accord and Satisfaction in December, 1999, upon the Liquidator's providing the Closing Agent all requisite documentation described in the Accord and Satisfaction.

As a result of the closing on the Accord and Satisfaction, the Company was able to discharge debts of $2,056,474, principal and interest inclusive, for the payment of $130,000. This discharged amount of $2,056,474 is included in the gain on forgiveness of debt on the accompanying financial statements on The Statement of Operations, and the $130,000 is included as a long- term note payable on the Balance Sheet.

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

Common Stock

As of June 30, 1998, common stock consisted of authorized capital of 25,000,000 shares having a par value of US$0.25. Share issued and outstanding were 24,899,585 and 24,039,290 on December 31, 1998 and June 30, 1998, respectively.

An analysis of common stock issued during fiscal years ending June 30, 1998 and 1997 follows:

            Year                                 Shares           Value

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

This new Board of Directors appointed a "New Management Team", comprised of Mr. Stanojev as Chairman, Chief Executive Officer, and President; James R. Hindman, Ph.D., and a recognized expert in vermiculite exploration, mining and milling, as Vice President and Chief Operating Officer; and Mr. Wertz, as Vice-President and Chief Financial Officer. (see Note 12 for Compensation for the New Management Team).

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

At present, the Company has not obtained the necessary financing to meet its working capital requirements and to operate the Hamilton Vermiculite Project, which is the Company's major asset. There can be no assurance that the Company will be successful in obtaining the necessary financing. Also, as discussed in
Note 12, the United States Forest Service required that an Environmental Impact Statement ("EIS") be issued for the Hamilton Vermiculite Project prior to granting an operating permit to the Company. The EIS was completed in 1993. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amount or classification of liabilities that might result should the Company be unable to develop and operate the Hamilton Vermiculite Project and continue as a going concern.

Note 7: Other Assets

The Company has on deposit with the Montana Department of Lands a refundable balance of $20,000, in connection with its operating permit application for the Hamilton Vermiculite Project.

Note 8: Notes Payable, Long Term Debts, and Accounts Payable

Certain unidentified obligations of the Company have been carried forward year after year since before 1991, and are believed by the New Management of the Company to have been, in fact, satisfied or otherwise no longer owing (in some cases being barred by the statute of limitations). Management is investigating the circumstances of these payables and other liabilities in order to take such action in the future to delete such items where appropriate from the liabilities of the Company. Of such amounts $75,892 of Accounts Payable were identified by management as unlikely to be due and payable. At June 30, 1997, New Management wrote off 75% of such amount, or $56,900, with the remaining 25%, or $18,992, left in Accounts Payable as a reserve against any payables so written off to be determined to be valid. Of that amount, one half, or $9,496 was written off at June 30, 1998, with the remaining half to be written off $9,496 at June 30, 1999.

Notes Payable and Long Term Debts

Notes payable and long term debts are summarized as follows:

(a)    Mortgages Payable:               December  31, 1998       June 30, 1998

Mortgages payable to life insurance
company in liquidation, bearing
interest at 10% per annum,
past due and in default (Note 11)            $        -            $  550,000

Mortgages payable to shareholders
of Company, interest in part prepaid,
past due and in default (Note 11)               449,000               449,000
                                             ----------            ----------
Total Mortgages Payable                      $  449,000            $  999,000
                                             ==========            ==========
(b) Unsecured Notes Payable:

Notes payable to life insurance
company in liquidation (Note 11)             $        -            $
95,961

Notes payable to corporations                   434,968               304,968

Notes payable to shareholders
including former officers
(Note 11)                                     1,751,711             1,291,848
                                             ----------            ----------
Total Notes Payable                          $2,186,679            $1,692,777
                                             ==========            ==========
Total term debt                              $2,635,679            $2,861,640
                                             ==========            ==========

Summary Notes & Term Debt

Notes payable                              $         -             $  169,863

Current portion-long-term debt               1,605,100              1,605,100

Long term portion-long-term debt             1,030,579              1,086,677
                                           -----------             ----------
Total                                      $ 2,635,679             $2,861,640
                                           ===========             ==========
Accrued Interest Payable,

Accrued interest payable, all current, is for:

                                       December 31, 1998          June 30, 1998

Mortgage payable                           $        -              $1,562,253

Unsecured notes payable                     1,151,372               1,035,567
                                           ----------              ----------
Total                                       1,151,372              $2,597,820
                                           ==========              ==========

Note 9: Claims, Litigation and Judgments

Claims and Possible Claims:

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

Litigation:

The only pending litigation against the Company is by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles) acted as former counsel to the Company through as a partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. This amount has been recorded as a liability of the Company in its balance sheet, with an additional $4,408 allowed for litigation costs for a total amount of $74,063 being recorded in the financial statements as a note payable. However, a counter claim has been filed against Wiles alleging that no amount is due, and furthermore that Wiles failed to protect the best interest of the Company by failure to have required tax returns filed timely.

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

Other Judgments: (All included in the financial statements as accounts payable)

A Judgment obtained by Mike Bauernfiend, obtained in Bergen County, N.J. for $7000.

A Judgement obtained by Martineau & Co., in Salt Lake County, Utah, for $8000.

A Judgment obtained by Bruce Blessington, in Salt Lake County, Utah for $26,293.

Note 10: Other Income

Cancellation of Debt: From 1985 (year the Company filed Bankruptcy) to the present, the Company continues efforts to raise sufficient funds to develop the Hamilton Vermiculite Project. Creditors frequently were not paid off, or would settle for smaller amounts or no payment at all. Or, a debt may ultimately be canceled because of the statute of limitations. The amounts reported on the statements of operations as "Other Income - cancellation of debt" arise for these reasons. New Management is of the opinion there remain debts as of December 31, 1998 that may later on be identified as cancellation of debt (See Notes 1 and 3).

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

From 1988 forward, the company continues borrowing funds. New Management has determined the accrued interest on these loans should be computed on the basis of simple interest. However, the Company had been compounding the interest (interest on interest). The total impact on the financial statements, which are restated are:

                        Current Portion   Accrued Interest    Interest Expense
                           Long-term           Payable          (Accumulated
                              Debt                                Deficit)

June 30, 1997              $       0         $  696,085          $  696,085
Prior to June 30, 1997        49,000            791,376             791,376

Total Overstatement        $  49,000         $1,487,461          $1,487,461
                           =========        ===========          ==========


Note 12: Commitments and Contingencies

Royalty and Lease Agreements: 22 of the unpatented lode mining claims are leased to the Company under a lease assigned to the Company during June, 1986 (the "Chamberlain Lease") in connection with the settlement of obligations owed to the Green International, Inc., Shareholders Liquidation Trust. The lease contains an option to purchase the claims at a purchase price of $1,000,000 during the term of the lease and any extension. The current lease expires on November 15, 1997, and is renewable for an additional consecutive ten year term upon five days' notice. The lease provides for a royalty payment to the Lessors of $2.00 per ton of vermiculite concentrate, or 3 1/3 percent of the selling price, whichever is greater, of vermiculite ore mined from the 22 claims. An addendum to the lease extends this royalty to another 18 claims held by the Company. A minimum royalty of $1,500 per quarter is provided for in the lease. All royalty payments attributable to the 22 claims are to be a credit on the purchase price of the option to purchase the claims [See note 11(a)].

Annual Claim Maintenance Fees: In 1993, the federal government substituted a fee of $100 per claim in lieu of the former requirement for labor assessments, to maintain title to the claims. Responsible for the maintenance of 96 claims, the Company has an annual obligation of $9,600 in order to preserve its title to the claims.

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

Note 13: Subsequent Events

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

(b) In July, 1998, the Liquidator of the first mortgagee insurance company holding a lien upon the Hamilton Vermiculite Project has made an offer in settlement of all claims, for $130,000, which offer the Company has accepted, and on October 28, 1998 it was fully funded and closed (See Note 1). Certain other mortgagors and note holders (holding in the aggregate principal balances of $496,000) have agreed to accept common stock of the Company for accrued interest on their notes through February 1, 2001, and to extend the maturity until February 1, 2001.

                                    PART II

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

      Since December 12, 1994, the Company has obtained approximately $1,500,000 in loans from shareholders of the Company. Of this amount, approximately $400,000 has been obtained since June 30, 1998. Such loan proceeds have been used for developmental costs, operating expenses, taxes and fees, and to reduce preexisting debts.

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

      The Company has also considered the carrying value of its assets in light of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of longlived assets when events or changes in circumstances indicate that the value of the asset as held by the reporting entity may be lower than its fair market value. If the expected cash flow to the reporting entity from the asset is less than the fair market value of the asset, an impairment loss would be recognized. After reviewing its longlived assets, the Company believes that there were no material adverse changes that would cause an impairment in value. The Company has also classified its asset at cost rather at appraised value, and the Company has no intention to dispose of the asset.

      In addition, the Company elected to write down, as of June 30, 1997, certain accounts payable totaling $75,892 to 30 different vendors which had been carried on the financial statements since 1991 for which the Company could determine no documentary justification. Of that amount, 25% ($18,992) was established as an accounts payable reserve and added back to accounts payable in the event any of those creditors should make a valid claim. It is expected that this reserve will be written off in two equal installments in fiscal years 1998 and 1999, thereby allowing a contingency should further due diligence indicate any error in such writedowns. Accordingly, onehalf, or $9,496, was written off June 30, 1998, and the remaining portion will be written off at June 30, 1999. The Company believes that some of the accounts payable eliminated by the procedure were or to defunct entities, and that other payables were paid, but were erroneously continued to be reported as accounts payable. Due to prior changes in management, accountants and physical file locations, these errors had gone undetected. The age of the payables caused current management to question their validity. The Company's due diligence procedures, corroborated by its independent auditors, indicated that these payables should no longer be carried on the Company's balance sheet. The Company believes that none of the entities whose balances were so adjusted was affiliated with the Company, or any of its present or past officers, directors, employees, consultants or affiliates.

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

      The proposed mining operation has been approved by the U.S. Forest Service based on an Environmental Impact Statement (EIS) prepared in 1994. Samples of the vermiculite ore at the Hamilton mining site indicate that the vermiculite is asbestosfree and that there will be substantial amounts of recoverable vermiculite concentrates.

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

      Vermiculite is a micalike mineral which exfoliates (expands upon rapid heating) to produce an inert, lowdensity material with significant thermal qualities it does not burn and provides excellent heat resistance. Untreated vermiculite is commonly used as an active component of wall plasterboard. The exfoliated product is used extensively as a lightweight aggregate in fireproofing, thermal insulation, acoustical plasters, horticultural growth media, and as a fertilizer carrier. Another major use is in cementitious coatings used to protect structural steel in commercial buildings. Ground vermiculite is also used as a filler for brake linings. New uses for vermiculite include high performance automotive seals and catalytic converter mats, and high temperature coatings for woven glass and ceramic fiber products.

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

Competition

      For a discussion of competition, please see Item 6 - Plan of Operations "Current Market and Competition" of this Form 10-KSB.

Employees

      The Company has its corporate offices at 676 Louis Drive, Warminster, Pennsylvania 18974. The Company also maintains a field office in Victor Crossing, Montana. From time to time, the Company has employed technical specialists on an "as needed" basis. All services to the Company were performed on an independent contractor basis, and the Company had no full time employees as of December 31, 1998 (See Item 9).

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

      During the summer of 1986 the Company conducted a drilling program on the Hamilton vermiculite deposit. The drilling was performed by Boyles Brothers Drilling Company of Spokane, Washington, and consisted of 90 diamond core drill holes covering the ABM Ridge and Horse Ridge areas. The drilling program produced over 9,500 feet of core. The core was split and representative samples of each fivefoot section of core were analyzed by an independent laboratory for vermiculite content.

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

Reserves

      The Company is aware that there are a number of variables and assumptions that enter into the calculation of proven (verified by drilling) and probable (extrapolated from nearby drilling) ore reserves. These include assumptions of inground ore density and the limitation of an acceptable ore grade cutoff. There are other exposures of vermiculite ore outside ABM Ridge and Horse Ridge and the Company notes that the area covered by the 1986 drilling program was only 33 acres compared to a total 1,750 acres currently under claim. The Company assumes that additional drilling will verify additional reserves within the ore body.

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

MAP A INSERT

MAP B INSERT

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

      Judgments of record affecting title to the Hamilton Project include: a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable, and a judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 is accruing at 12% interest from December 1994; at June 30, 1998 principal and accrued interest totaled $121,977.

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

                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company conducted no annual or special meeting if its shareholders in fiscal years ended June 30, 1997 and 1998, and, therefore, there were no matters submitted to a vote of security holders during those fiscal years ended June 30, 1997 and 1998.

                                     ITEM 5

            MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq Electronic Bulletin Board under the symbol "STBY". The following table sets forth the "high" and "low" price of the Company's Common Stock for the periods indicated in 1996, 1997 and 1998.

        CALENDAR                         OPEN           HIGH            LOW             CLOSE
        --------                         ----           ----            ---             ----
7/1/95-9/30/95 (1st Qtr)                .1875           .4375           .06             .487
10/1/95-12/31/95 (2nd Qtr)              .31             .40             .06             .18

1/1/96-3/31/96 (3rd Qtr)                .147            .312            .05             .312
4/1/96-5/30/96 (4th Qtr)                .375            .50             .05             .437
7/1/96-9/30/96 (1st Qtr)                .125            .3125           .0625           .19
10/1/96-12/31/96 (2nd Qtr)              .15             .18             .11             .11

1/1/97-3/31/97 (3rd Qtr)                .11             .14             .10             .10
4/1/97-6/30/97(4th Qtr)                 .10             .105            .015            .06
7/1/97-9/30/97 (1st Qtr)                .065            .09             .0525           .07
10/1/97-12/31/97 (2nd Qtr)              .07             .22             .0625           .14

1/1/98-3/31/98 (3rd Qtr)                .14             .15             .07             .07
4/1/98-6/30/98 (4th Qtr)                .07             .39             .05             .36
7/1/98-9/30/98 (1st Qtr)                .13             .15             .055            .085
10/1/98-12/31/98 (2nd Qtr)              .08             .39             .05             .06

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

                                     ITEM 6

                               PLAN OF OPERATIONS

General

      The Company is currently directing its efforts to (1) initiate a mining and milling operation at its Hamilton Vermiculite property and (2) acquire of other vermiculite resources and related businesses that will provide a significant market presence in the vermiculite industry. Situations that are currently being investigated include the acquisition of an inactive vermiculite mine and mill in southern Montana and the acquisition of an active mine and mill in Brazil. It is the intent of the Company to engage in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products. To this end the Company is engaging in discussions with potential joint venture partners to construct and operate one or more exfoliation facilities.

      The Company's mining experts have recommended that mining and milling operations at the Hamilton property be incrementally phased in with the first stage being a small pilot plant designed to produce up to 1,000 tons per month of coarsesized vermiculite concentrates. The Company believes that this will allow for a much more rapid and cost effective way to begin producing vermiculite concentrates to market and to use as feed material at such time as the Company becomes involved in the processing of vermiculite into end user products.

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

      There is one other small mining operation in South Carolina. This operation was for many years known and Patterson Vermiculite and was recently sold to Palmetto Vermiculite. This operation has historically produced vermiculite at the rate of 15,000 tons per year. The sum total of all three companies is an estimated maximum production capacity of 205,000 short tons per year.

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

      While at the present stage of negotiations, the terms remain nonbinding on the parties; the understanding contemplates that the Company will provide an initial mill expansion to increase the production of vermiculite concentrate to 50,000 tons per year. The Company believes that the reserves of the project are in the range of 10 million tons of ore.

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

      Nevada Vermiculite, of whom Stansbury directors Aldine J. Coffman and James R. Hindman, are minority shareholders, is owned by Messrs. Coffman and Hindman and the principals of Channel and Basin Reclamation, Inc. ("Channel & Basin"). Channel & Basin owns and operates three largescale sand and gravel operations with revenues of approximately $12 million per year. The Company believes that Nevada Vermiculite will bring the capital, equipment and operational expertise to contribute to the mining and milling efforts of the joint venture.

Liquidity

      The Company has been inactive and nonoperating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. The Company has not obtained the necessary financing to meet its working capital requirements to operate the mineral property which is the Company's major asset, and there can be no assurance that the Company will be successful in obtaining the necessary financing. The Company plans to enter into a joint venture to facilitate the development of its assets, but if this joint venture does not occur, the Company will be required to seek capital from other sources.

                                     ITEM 7

                              FINANCIAL STATEMENTS

      The financial statements are included herein beginning at page 1.

                                     ITEM 8

                       CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      The Company's Board of Directors appointed Dr. Martin J. Peskin, who also serves as an outside director, to serve as Chairman of the Audit Committee. Dr. Peskin, after having consulted with the Board, will be recommending to shareholders at the next shareholders' meeting, scheduled for March, 1999, to approve changing the Company's Auditors to Haugen, Springer and Company, Certified Public Accountants, Denver, Colorado ("Haugen") to replace Sellers and Associates of Ogden, Utah ("Sellers"). Sellers will continue to perform federal and state tax filing services for the Company. Haugen has expertise in the Company's industry, and will be able to provide additional consultation services to management. Haugen is conveniently located to Mr. Aldine J. Coffman, Chief Administrative Officer.

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

Directors are entitled to receive reimbursement of their reasonable and necessary out-of- pocket expenses, as documented and submitted.

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

      As a result of the closing on the Accord and Satisfaction, the Company was able to discharge debts of $2,056,474, principal and interest inclusive, for the payment of $130,000. This discharged amount of $2,056,474 is included in the gain on forgiveness of debt on the accompanying financial statements on The Statement of Operations, and the $130,000 is included as a longterm note payable on the Balance Sheet.

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

      The Company and Nevada Vermiculite L.L.C. plan to enter into a joint venture, the purpose of which is to develop the Company's asset at Hamilton, as well as to locate and develop other profitable vermiculiterelated projects. This joint venture will result in the formation of International Vermiculite L.L.C. The Company expects that the Company and Nevada Vermiculite will each be 50% participants in International Vermiculite.

                                    ITEM 13

                        EXHIBITS AND REPORTS ON FORM 8-K

       FINANCIAL STATEMENTS AND EXHIBITS

            FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiaries filed as part of this Annual Report on Form 10-QSB are listed at Page 1 of this Annual Report on Form 10-QSB, which listing is hereby incorporated by reference.

            REPORTS ON FORM 8 - K

There were no reports on Form 8 - K filed during the six months ended June 30, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 1999                      STANSBURY HOLDINGS CORPORATION

                                             By: /s/ EDWARD C. STANOJEV, JR.
                                                 ---------------------------
                                                     Edward C. Stanojev, Jr.
                                                     Chief Executive Officer
                                                     and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                 TITLE                DATE
----------                                 -----                -----

/s/ EDWARD C. STANOJEV, JR.     President and Chief Executive   February 9, 1999
    -------------------------   Officer (principal executive
    Edward C. Stanojev, Jr.     officer)

/s/ JAMES R. HINDMAN, PH.D.     Vice President, Chief           February 9, 1999
    -------------------------   Operating Officer and
    James R. Hindman, Ph.D.     Director

/s/ JEFFREY L. WERTZ            Vice President, Chief           February 9, 1999
    -------------------------   Financial Officer
    Jeffrey L. Wertz            (principal financial
                                officer) and Director

/s/ MARTIN J. PESKIN            Director                        February 9, 1999
    -------------------------
    Martin J. Peskin

/s/ ALDINE J. COFFMAN, JR.      Director                        February 9, 1999
    -------------------------
    Aldine J. Coffman, Jr.

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule