Form 10KSB/A
period 1998-06-30
STANSBURY HOLDINGS CORP
filed 1999-02-12
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                  FORM 10-KSB/A


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

         In addition, the Company elected to write down, as of June 30, 1997, certain accounts payable totaling $75,892 to 30 different vendors which had been carried on the financial statements since 1991 for which the Company could determine no documentary justification. Of that amount,

25% ($18,992) was established as an accounts payable reserve and added back to accounts payable in the event any of those creditors should make a valid claim. It is expected that this reserve will be written off in two equal installments in fiscal years 1998 and 1999, thereby allowing a contingency should further due diligence indicate any error in such write-downs. Accordingly, one-half, or $9,496, was written off June 30, 1998, and the remaining portion will be written off at June 30, 1999. The Company believes that some of the accounts payable eliminated by the procedure were to defunct entities, and that other payables were paid, but were erroneously continued to be reported as accounts payable. Due to prior changes in management, accountants and physical file locations, these errors had gone undetected. The age of the payables caused current management to question their validity. The Company's due diligence procedures, corroborated by its independent auditors, indicated that these payables should no longer be carried on the Company's balance sheet. The Company believes that none of the entities whose balances were so adjusted was affiliated with the Company, or any of its present or past officers, directors, employees, consultants or affiliates.


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


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, under the captions "Plan of Operations," "Description of Business," "Description of Property," and elsewhere relate to future events and expectations, and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations:

         The Company may not have the financial ability to develop its Hamilton Vermiculite Project, or to commence operations at all, due to a failure to develop its anticipated joint venture with Nevada Vermiculite LLC, or the inability or other failure to finance the Company's operations by Nevada Vermiculite LLC. If the Company does enter into the joint venture with Nevada Vermiculite LLC and secures operating capital, it may find that the joint venture was not a preferable method to undertake its operations or realize net income for the Company. The Company also may find that the amount of vermiculite determined by the analysis of site samples from the Hamilton Vermiculite Project was overestimated, that the vermiculite contains more asbestos than anticipated, or is of an inferior grade than assumed.

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


YEAR 2000 COMPLIANCE

         The Company is currently negotiating a joint venture pursuant to which it expects that it will commence active mining and milling operations during calendar 1999. The Company has not yet begun to institute active operations, to select vendors, to purchase equipment, including either information technology ("IT") equipment or non-IT systems, nor secure customers; therefore, the Company cannot yet measure the consequences of its not being prepared for the Year 2000, the cost of becoming prepared, or the risks the Company faces from preparation for or failure to be prepared for the Year 2000, nor is it yet able to devise any contingency plans.


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


DATED: FEBRUARY 12, 1999            STANSBURY HOLDINGS CORPORATION



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

SIGNATURES                                           TITLE                                                DATE
----------                                           -----                                                ----

 /S/EDWARD J. STANOJEV, JR.         PRESIDENT AND CHIEF EXECUTIVE OFFICER                        FEBRUARY 12, 1999
----------------------------          (PRINCIPAL  EXECUTIVE OFFICER)
EDWARD J. STANOJEV, JR.

 /S/JAMES R. HINDMAN, PH.D.         VICE PRESIDENT, CHIEF OPERATING                              FEBRUARY 12, 1999
----------------------------          OFFICER AND DIRECTOR
JAMES R. HINDMAN, PH.D.

 /S/JEFFREY L. WERTZ                VICE PRESIDENT, CHIEF FINANCIAL OFFICER                      FEBRUARY 12, 1999
----------------------------          (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR
JEFFREY L. WERTZ

                                    DIRECTOR                                                     FEBRUARY __, 1999
----------------------------
MARTIN J. PESKIN

/S/ALDINE J. COFFMAN, JR.           DIRECTOR                                                     FEBRUARY 12, 1999
----------------------------
ALDINE J. COFFMAN, JR.

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