Form 10KSB/A
period 1998-06-30
STANSBURY HOLDINGS CORP
filed 1999-04-07
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------



                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT


         Stansbury Holdings Corporation ("Stansbury" or "the Company") is an exploration stage mining company incorporated in the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. On June 10, 1985, the Company was reorganized as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act. At that time, the authorized capital of the Company was also changed to 25,000,000 shares of common stock, par value $.25 per share. The corporate name was changed to Stansbury Holdings Corporation in March, 1990.


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

         BUSINESS OF ISSUER


         The principal business activity of the Company since its reorganization has been vermiculite mineral exploration and corporate development. The principal project of the Company has been the Hamilton Vermiculite Project. Since 1985, the Company has spent in excess of $2 million to establish the viability of the proposed vermiculite mine near Hamilton, Montana. The Company intends to develop and operate an open pit vermiculite mine and mill on 96 unpatented mineral claims owned by the Company in Montana. The property consists of mineral mining claims covering 1,750 acres, 10 air miles east of Hamilton, on the western flank of Skalkaho Mountain within the Bitterroot National Forest. The Company is of the opinion that the Hamilton site represents the largest known vermiculite deposit available for development in the western United States, and believes that there is sufficient proven ore deposits to support a mining and milling operation for a minimum of 12 years.

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


         The Board of Directors of the Company has examined the factors that have contributed to the Company's inability to place its Hamilton Vermiculite Project into production. The Board has determined that it is in the best interest of the Company to enter into a cooperative joint venture with an entity which can provide adequate and timely working and investment capital for the mining and milling project. To this end, the Company has entered into negotiations to form a joint venture with Nevada Vermiculite LLC ("Nevada Vermiculite") for all vermiculite undertakings. Nevada Vermiculite is a Nevada limited liability company engaged in the exploration and the planned development of vermiculite resources. Nevada Vermiculite LLC was formed on May 4, 1998, primarily for the purpose of the expected joint venture with the Company, and has no reported earnings to date. The Company anticipates that Nevada Vermiculite will provide the bulk of the working capital arrangements for the mining and milling operations of the joint venture, while the Company would acquire for the joint venture additional vermiculite ore properties in the United States and abroad.

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


         DEPOSITS


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


         Two estimates of the contained vermiculite resource in the Company's Hamilton property have been made based on the analyses of the drilling program samples. The first was made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite. The second estimate of vermiculite deposits based on the same drill hole and analytical data was made by Dr. James R. Hindman, a Director of the Company, in 1992. This estimate indicated proven and probable deposits of
6.5 million tons of ore containing 656,000 tons of vermiculite. The Company considers these two independent calculations to be essentially identical.

         The Company is aware that there are a number of variables and assumptions that enter into the calculation of proven (verified by drilling) and probable (extrapolated from nearby drilling) ore deposits. These include assumptions of in-ground ore density and the limitation of an acceptable ore grade cutoff. There are other exposures of vermiculite ore outside ABM Ridge and Horse Ridge and the Company notes that the area covered by the 1986 drilling program was only 33 acres compared to a total 1,750 acres currently under claim. The Company assumes that additional drilling will verify additional deposits within the ore body.


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

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company conducted no annual or special meeting of its shareholders in fiscal years ended June 30, 1997 and 1998, and, therefore, there were no matters submitted to a vote of security holders during the fiscal years ended June 30, 1997 and 1998.

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


         It will be the Company's intent to perform additional drilling programs on the claims on the Hamilton property as part of the joint venture. Current ore deposit estimates are based solely on the results of a drilling program performed in 1986. Although the results of this program are considered valid, the area covered by the drilling program was only a fraction of the mapped and inferred vermiculite deposit.


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


         While at the present stage of negotiations, the terms remain non-binding on the parties; the understanding contemplates that the Company will provide an initial mill expansion to increase the production of vermiculite concentrate to 50,000 tons per year. The Company believes that the vermiculite deposits of the project are in the range of 10 million tons of ore.

EXPLORATION STAGE ACTIVITIES


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


         The Company's Board of Directors appointed Dr. Martin J. Peskin, who also serves as an outside director, to serve as Chairman of the Audit Committee. Dr. Peskin, after having consulted with the Board, will be recommending to shareholders at the next shareholders' meeting, scheduled for April, 1999, to approve changing the Company's Auditors to Haugen, Springer and Company, Certified Public Accountants, Denver, Colorado ("Haugen") to replace Sellers. Sellers will continue to perform federal and state tax filing services for the Company. Haugen has expertise in the Company's industry, and will be able to provide additional consultation services to management. Haugen is conveniently located to Mr. Aldine J. Coffman, Chief Administrative Officer.


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


         In October, 1998, the Company raised the required $130,000 through a convertible debenture issued to Nevada Vermiculite L.L.C., which debenture, among other provisions, allowed Nevada Vermiculite to substitute of record for the Liquidator with respect to certain security interests, as collateral for the $130,000. The debenture also offered Nevada Vermiculite the additional inducements of 500,000 common shares, and an option for an additional 5 million shares exercisable at par, subject to shareholder approval of an option plan.


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

SIGNATURES                                           TITLE                                           DATE
----------                                           -----                                           ----


 /S/EDWARD J. STANOJEV, JR.         PRESIDENT AND CHIEF EXECUTIVE OFFICER                        APRIL 7, 1999
----------------------------          (PRINCIPAL  EXECUTIVE OFFICER)
EDWARD J. STANOJEV, JR.

 /S/JAMES R. HINDMAN, PH.D.         VICE PRESIDENT, CHIEF OPERATING                              APRIL 7, 1999
----------------------------          OFFICER AND DIRECTOR
JAMES R. HINDMAN, PH.D.

 /S/JEFFREY L. WERTZ                VICE PRESIDENT, CHIEF FINANCIAL OFFICER                      APRIL 7, 1999
----------------------------          (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR
JEFFREY L. WERTZ

                                    DIRECTOR                                                     APRIL _, 1999
----------------------------
MARTIN J. PESKIN

/S/ALDINE J. COFFMAN, JR.           DIRECTOR                                                     APRIL 7, 1999
----------------------------
ALDINE J. COFFMAN, JR.

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