Form 10KSB/A
period 1998-06-30
STANSBURY HOLDINGS CORP
filed 1999-04-14
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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

         BUSINESS OF ISSUER


         The principal business activity of the Company since its reorganization has been vermiculite mineral exploration and corporate development. The principal project of the Company has been the Hamilton Vermiculite Project. Since 1985, the Company has spent in excess of $2 million to establish the viability of the proposed vermiculite mine near Hamilton, Montana. The Company intends to develop and operate an open pit vermiculite mine and mill on 96 unpatented mineral claims owned by the Company in Montana. The property consists of mineral mining claims covering 1,750 acres, 10 air miles east of Hamilton, on the western flank of Skalkaho Mountain within the Bitterroot National Forest. The Company is of the opinion that the Hamilton site represents a large drilled vermiculite deposit available for development in the western United States, and believes that there is sufficient proven ore deposits to support a mining and milling operation for a minimum of 12 years.

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



         The Board of Directors of the Company has examined the factors that have contributed to the Company's inability to place its Hamilton Vermiculite Project into production. The Board has determined that it is in the best interest of the Company to enter into a cooperative joint venture with an entity which can provide adequate and timely working and investment capital for the mining and milling project. To this end, the Company has entered into negotiations to form a joint venture with Nevada Vermiculite LLC ("Nevada Vermiculite") for all vermiculite undertakings. Nevada Vermiculite is a Nevada limited liability company engaged in the exploration and the planned development of vermiculite deposits. Nevada Vermiculite LLC was formed on May 4, 1998, primarily for the purpose of the expected joint venture with the Company, and has no reported earnings to date. The Company anticipates that Nevada Vermiculite will provide the bulk of the working capital arrangements for the mining and milling operations of the joint venture, while the Company would acquire for the joint venture additional vermiculite ore properties in the United States and abroad.

         Negotiations with Nevada Vermiculite are ongoing with respect to two specific acquisitions, one domestic and one foreign. Additionally, Nevada Vermiculite is negotiating to acquire a domestic vermiculite deposit for development by the joint venture. At present, all of the forgoing are under negotiation; however, no binding contract between the Company and Nevada Vermiculite has been reached.


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

         FIELD OFFICE


         The Company owns a small office building and surrounding land (1.25 acres) at Victor, Montana (southwestern Montana), which can be used for a field office (the "Field Office Property"), and which building is adequate to use presently to expand exploration activities. The Field Office Property is owned in fee simple. The Company believes that the condition of the Field Office Property is acceptable for its purpose should the Company be able to commence construction activities.


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

         In September 1998, the original lessors of the 22 "leased" claims abandoned those claims, and the Company located 22 new claims covering the same ground and mineral deposit as formerly embraced under the expired lease. The net result of these events is that the Company is now the holder of all 96 claims free of all former royalty obligations. This new set of claims and the development of a mining and milling project to exploit the Skalkaho Mountain vermiculite deposit covered by these claims is referred to as the "Hamilton Vermiculite Project". A "mineral deposit" or "mineralized material" is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

         DEPOSITS


         The Company's vermiculite deposit near Hamilton, Montana, was first identified as a potential deposit in the 1930s. Sporadic attempts have been made to develop a mine at the property, with the most recent prior to the Company's involvement being in the late 1970s. Over the years, it has been referred to as the Mt. Skalaho deposit, the Western Vermiculite deposit, the Grid Creek deposit and, most recently, as the Stansbury Hamilton Vermiculite deposit.

         Since its discovery, a number of estimates have been made as to the mineral deposit inventory in the deposit; but until 1986, estimates were based on visual observation of surface characteristics and the areal extent of the mineralization, limited trenching and some rotary drilling performed in the late 1970s. None of these estimates quantified the amount and grade of the vermiculite mineralization accurately.

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


         Two estimates of the contained vermiculite deposit in the Company's Hamilton property have been made based on the analyses of the drilling program samples. The first was made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite. The second estimate of vermiculite deposits based on the same drill hole and analytical data was made by Dr. James R. Hindman, a Director of the Company, in 1992. This estimate indicated proven and probable deposits of
6.5 million tons of ore containing 656,000 tons of vermiculite. The Company considers these two independent calculations to be essentially identical.


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

                                     ITEM 6

                               PLAN OF OPERATIONS

GENERAL


         The Company is currently directing its efforts to (1) initiate a mining and milling operation at its Hamilton Vermiculite property and (2) the acquisition of other vermiculite deposits and related businesses that will provide a significant market presence in the vermiculite industry. Situations that are currently being investigated include the acquisition of an inactive vermiculite mine and mill in southern Montana and the acquisition of an active mine and mill in Brazil. It is the intent of the Company to engage in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products. To this end the Company is engaging in discussions with potential joint venture partners to construct and operate one or more exfoliation facilities.


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



DATED: APRIL 14, 1999               STANSBURY HOLDINGS CORPORATION




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

SIGNATURES                                           TITLE                                           DATE
----------                                           -----                                           ----



 /S/EDWARD J. STANOJEV, JR.         PRESIDENT AND CHIEF EXECUTIVE OFFICER                        APRIL 14, 1999
----------------------------          (PRINCIPAL  EXECUTIVE OFFICER)
EDWARD J. STANOJEV, JR.


 /S/JAMES R. HINDMAN, PH.D.         VICE PRESIDENT, CHIEF OPERATING                              APRIL 14, 1999
----------------------------          OFFICER AND DIRECTOR
JAMES R. HINDMAN, PH.D.

 /S/JEFFREY L. WERTZ                VICE PRESIDENT, CHIEF FINANCIAL OFFICER                      APRIL 14, 1999
----------------------------          (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR
JEFFREY L. WERTZ

                                    DIRECTOR                                                     APRIL __, 1999
----------------------------
MARTIN J. PESKIN

/S/ALDINE J. COFFMAN, JR.           DIRECTOR                                                     APRIL 14, 1999
----------------------------
ALDINE J. COFFMAN, JR.


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