Form 10QSB
period 1999-03-31
STANSBURY HOLDINGS CORP
filed 1999-05-14
CIK 93566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999         Commission File No.  0-6034
                                                                     -----------


                         STANSBURY HOLDINGS CORPORATION
                    (Exact Name as Specified in Its Charter)

          STATE OF UTAH                               87-0281239
--------------------------------------------------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)

676 LOUIS DRIVE, WARMINSTER, PA 18974                UNITED STATES
--------------------------------------------------------------------------------
       (Address of Principal                           (Country)
         Executive Offices)


               Registrant's telephone number, including area code:
                                 (215) 328-9566
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES____   NO X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

At February 9, 1999 there were outstanding: 24,899,585 common shares, $0.25 par value.

                         STANSBURY HOLDINGS CORPORATION

                              INDEX TO FORM 10QSB

                                                                            Page

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements                                         3

Item  2.          Plan of Operations                                          21

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                           24

Item 2.           Changes in Securities                                       24

Item 3.           Defaults Under Senior Securities                            24

Item 4.           Submission of Matters to a Vote of Security Holders         24

Item 5.           Other Information                                           25

Item 6.           Exhibits and Reports of Form 8-K                            25

                         PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                    STANSBURY HOLDINGS CORPORATION


                                  BALANCE SHEET
                                 March 31, 1999


                                                       NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                         MARCH 31, 1999      JUNE 30, 1998
                                                          (UNAUDITED)          (AUDITED)
                                                       -----------------  -------------------
                                     ASSETS
Current Assets
          Cash                                            $     35,612       $      1,685
          Other Receivables                                     21,198                 --
                                                          ------------       ------------
          Total Current Assets                                  56,810              1,685
Property & Equipment
          Building                                              25,386             27,017
          Mineral Property                                  11,833,355         11,833,355
          Development Costs                                  3,139,105          3,139,105
                                                          ------------       ------------
          Total Property and Equipment                      14,997,846         14,999,477
Other Assets
          Other Assets                                          26,000             20,000
                                                          ------------       ------------
          Total Other Assets                                    26,000             20,000

TOTAL ASSETS                                              $ 15,080,656       $ 15,021,162
                                                          ============       ============


                             LIABILITIES AND CAPITAL


Current Liabilities
          Notes Payable-Short Term                        $    765,870       $    169,863
          Current Portion Long-Term Debt                     1,605,100          1,605,100
          Accounts Payable                                     333,297            276,898
          Accrued Interest                                   1,824,330          2,597,820
                                                          ------------       ------------
          Total Current Liabilities                          4,528,597          4,649,681

Long-Term liabilities
          NotesPayable-Noncurrent                              641,371          1,086,677
                                                          ------------       ------------
          Total Notes Payable-Noncurrent                       641,371          1,086,677

Capital
          Common Stock                                       6,224,784          6,009,823
          Common Stock to Issue                                175,000             50,000
          Capital in Excess of Par                           7,535,330          7,535,330
          Deferred Interest                                   (586,771)          (586,771)
          Retained Earnings                                 (2,434,804)        (2,705,175)
          Net Income                                        (1,002,850)        (1,018,403)
                                                          ------------       ------------
          Total Capital                                      9,910,689          9,284,804

TOTAL LIABILITIES AND CAPITAL                             $ 15,080,656       $ 15,021,162
                                                          ============       ============

                         STANSBURY HOLDINGS CORPORATION

                             STATEMENT OF OPERATIONS

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  MARCH 31, 1999*       MARCH 31, 1999*
                                                ------------------    -----------------
Revenues                                            $        --           $        --
Cost of Sales                                                --                    --
                                                    -----------           -----------
Gross Profit                                                 --                    --
Expenses
             Consulting Fees                        $    30,142           $   107,354
             Legal                                       49,588               132,899
             Accounting                                  16,575                65,339
             Office Supplies & Expense                    5,511                10,061
             Other Office Expense                         6,344                 8,005
             Mining Leases                                   --                17,400
             Advertising and Promotion                   90,995               183,904
             Interest                                   691,187             1,108,333
             License and Permits                          7,722                 3,612
             Professional Fees                           59,254                61,372
             Depreciation Expense Building                  544                 1,631
             Utilities                                      683                 2,868
             Transfer Agent Fees                         15,858                17,487
             Travel & Entertaiment                       28,447                44,666
                                                    -----------           -----------
Total Expenses                                        1,002,850             1,764,932
                                                    -----------           -----------
Operating Income (Loss)                              (1,002,850)           (1,764,932)
Other Income
             Cancellation of Debt                            --             2,056,474
                                                    -----------           -----------

NET INCOME ( LOSS)                                  $(1,002,850)          $   291,543


* Comparable figures for the corresponding period in 1998 are unavailable.

                         STANSBURY HOLDINGS CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                     MARCH 31, 1999        MARCH 31, 1999
                                                                   ------------------    -----------------
Cash Flows From Operating Activiities
             Net Income(Loss)                                          $(1,002,850)          $   285,925

             Depreciation                                                      544                 1,631
             Stock Issued for services and Interest                             --               214,961
             Increase (Decrease) in Short-Term Debt                        311,007               596,007
             Increase (Decrease) in Accounts Payable                       (14,362)               56,399
             Increase (Decrease) in Accrued Interest                       672,958              (773,490)
                                                                       -----------           -----------

             Total Adjustments From Operating Activities                   970,147                95,508
                                                                       -----------           -----------

Net Cash Provided by Operations                                            (32,703)              381,433

Cash Flow From Investing Activities

             Decrease (Increase) in Development Costs                           --                    --
             Decrease (Increase) in Other Receivables                        1,085               (21,198)
             Decrease (Increase) in Other Assets                            (1,500)               (6,000)
                                                                       -----------           -----------

Net Cash Used in Investing Activities                                         (415)              (27,198)

Cash Flow From Financing Activiities

             Increase(Decrease) in Notes Payable, Non-Current               65,655              (445,307)
             Increase(Decrease) in Common Stock                                 --               125,000
                                                                       -----------           -----------

Net Cash Used in Financing Activities                                       65,655              (320,307)

Net Increase(Decrease) in Cash                                         $    32,536           $    33,927
                                                                       ===========           ===========

Summary
             Cash Balance End of Period                                     35,612                35,612
             Cash Balance Beginning of Period                                3,076                 1,685
                                                                       -----------           -----------

Net Increase(Decrease) in Cash                                         $    32,536           $    33,927
                                                                       ===========           ===========

STANSBURY HOLDINGS CORPORATION
Notes to Financial Statements
March 31, 1999 and June 30, 1998


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

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed financial statements should be read in conjunction with the Audited Financial Statements and the Notes to the Audited Financial Statements included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1998. With the exception of the gain from extinguishment on debt discussed below and in Note 3, no material events, changes in operation or changes in accounting principles or practices have occurred since the close of the Company's fiscal year ended June 30, 1998. All amounts included in these financial statements are expressed in United States Dollars.

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

Other Assets, Stock Listing and Issuance Costs:

Costs associated with stock issuance and the listing of the Company's common stock on the NASDAQ Bulletin Board are charged against the proceeds derived from the issuance of shares in the year of issuance (see Note 7).

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

Net Income (Loss) Per Common Share:

Net Income (Loss) Per Common Share is based upon the fully diluted 24,899,585 shares at December 31, 1998 and 24,039,290 shares at June 30, 1998, the number of common shares as of the last business day of the financial statement period, assuming conversion of all outstanding options and warrants (see Note 4). The Company had no revenues from operations. Operating income (loss) from operations for the six months ended December 31, 1998 was ($767,699), or ($0.03) per share. After other income of $2,056,474 from gain on forgiveness of debt, book income
(loss) was $1,288,775, or $0.05 per share.

Gain on Forgiveness of Debt:

Due to the cash flow shortages the Company has faced over the past several fiscal periods, large portions of the accounts and notes payable have been satisfied by negotiation at less than the face value and/or an issuance of the Company's common stock. As the Company has employed this strategy on a recurring basis, and the gain from the forgiveness of debt arising from these negotiated settlements has not been characterized as extraordinary in the accompanying financial statements. However, the Company has negotiated a settlement with its largest creditor in November, 1998 through an Accord and Satisfaction with Merwin U. Steward as Liquidator of Southern American

Insurance Company and Commercial Surety and Insurance Corporation
("Liquidator")(See Note 3). As a result of this settlement, the Company recorded gain from the forgiveness of debt of $2,056,474. This is recorded as such in the unaudited financial statements, however due to the significance of the settlement amount, the gain may be reclassified as an extraordinary event in the audited financial statements at June 30, 1999.

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

Note 3: Related Party Transactions

The New Management Team (see Note 5) was established during June of 1997, the last month of the fiscal year ending June 30, 1997. No consulting or salary payments were made to the New Management Team by the Company for services provided the Company for the fiscal year ending June 30, 1997. These amounts were accrued and partial payments have been made in calendar 1999. See Note 12 with respect to the financial arrangements with the New Management Team.

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

Note 4: Stockholders' Equity

The Company was organized by the issuance of its common stock. Over the prior years including 1998, stock was issued for cash and non-cash consideration. Non-cash consideration includes debt discharge and debt assumption.

Common Stock

As of June 30, 1998, common stock consisted of authorized capital of 25,000,000 shares having a par value of US $0.25. Shares issued and outstanding were 24,899,585 and 24,039,290 on December 31, 1998 and June 30, 1998, respectively.

An analysis of common stock issued during fiscal years ending June 30, 1998 and 1997 follows:

        Year                    Shares               Value

1998

  Issued for cash                     --                 --
  Issued for property                 --                 --
  Issued for debt              2,560,478          $ 640,120

1997

  Issued for cash                     --                 --
  Issued for property                 --                 --
  Issued for debt              1,193,764          $ 298,441


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

Notes Payable and Long Term Debts

Notes payable and long term debts are summarized as follows:

(a)    Mortgages Payable:                  March 31, 1999      June 30, 1998

Mortgages payable to life insurance
company in liquidation, bearing
interest at 10% per annum,
past due and in default (Note 11)            $       --          $  550,000

Mortgages payable to shareholders
of Company, interest prepaid                    449,000             449,000
                                             ----------          ----------
Total Mortgages Payable                      $  449,000          $  999,000
                                             ==========          ==========
(b) Unsecured Notes Payable:

Notes payable to life insurance
company in liquidation (Note 11)             $       --          $   95,961

Notes payable to corporations                   434,968             304,968

Notes payable to shareholders
including former officers
(Note 11)                                     1,751,711           1,291,848
                                             ----------          ----------
Total Notes Payable                          $2,186,679          $1,692,777
                                             ==========          ==========
Total term debt                              $2,635,679          $2,861,640
                                             ==========          ==========

Summary Notes & Term Debt

Notes payable                                             $       --          $  169,863

Current portion-long-term debt                             1,605,100           1,605,100

Long term portion-long-term debt                             641,371           1,086,677
                                                          ----------          ----------
         Total                                            $2,246,471          $2,861,640
                                                          ==========          ==========
Accrued Interest Payable,

Accrued interest payable, all current, is for:

                                                        March 31, 1999      June 30, 1998

Mortgage payable                                          $       --          $1,562,253

Unsecured notes payable                                    1,151,372           1,035,567
                                                          ----------          ----------
Total                                                     $1,151,372          $2,597,820
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

Other Judgments: (All included in the financial statements as accounts payable)

A Judgment obtained by Mike Bauernfiend, obtained in Bergen County, N.J. for $7,000.

A Judgement obtained by Martineau & Co., in Salt Lake County, Utah, for $8,000.

A Judgment obtained by Bruce Blessington, in Salt Lake County, Utah for $26,293.

Note 10: Other Income

Cancellation of Debt: From 1985 (year the Company filed Bankruptcy) to the present, the Company continues efforts to raise sufficient funds to develop the Hamilton Vermiculite Project. Creditors frequently were not paid off, or would settle for smaller amounts or no payment at all. Or, a debt may ultimately be canceled because of the statute of limitations. The amounts reported on the statements of operations as "Other Income -cancellation of debt" arise for these reasons. New Management is of the opinion there remain debts as of December 31, 1998 that may later on be identified as cancellation of debt (See Notes 1 and 3).

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

From 1988 forward, the company continues borrowing funds. New Management has determined the accrued interest on these loans should be computed on the basis of simple interest. However, the Company had been compounding the interest (interest on interest). The total impact on the financial statements, which are restated are:

                              CURRENT PORTION                        INTEREST EXPENSE
                                 LONG-TERM        ACCRUED INTEREST     (ACCUMULATED
                                   DEBT               PAYABLE            DEFICIT)
                              ---------------     ----------------   ----------------
June 30, 1997                   $        0          $  696,085          $  696,085
Prior to June 30, 1997              49,000             791,376             791,376
Total Overstatement             $   49,000          $1,487,461          $1,487,461
                                ==========          ==========          ==========


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

Note 13: Subsequent Events

(a) In November, 1997, the Chamberlain Lease of 22 unpatented lode mining claims in Hamilton Vermiculite Project expired, and was not renewed; the Company holds the remaining claims (numbering 74 claims, of which 63 are lode mining claims and 11 are mill site claims). In the opinion of New Management, the claims no longer leased by the Company, while containing a large quantity of low grade ore (at or below the cut-off grade for current vermiculite operations), do not impact the Company's financial position, since the bulk of this ore was not within the bounds of the mining operation permitted by the EIS, and had no present commercial value. In September, 1998, the 22 claims were abandoned by the previous owners. The Company subsequently located 22 claims covering the same area and is now the owner of the entire claim group.

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

                                     PART I


ITEM 2 - PLAN OF OPERATIONS

PLAN OF OPERATIONS

General

         The Company is currently directing its efforts to (i) initiating a mining and milling operation at its Hamilton Vermiculite property, (ii) acquiring other vermiculite resources and related businesses that will provide a significant market presence in the vermiculite industry, and (iii) exploring other power and mining acquisitions or joint ventures. Situations that are currently being investigated include the acquisition of an inactive vermiculite mine and mill in southern Montana, the acquisition of an active mine and mill in Brazil, and the acquisition and relocation of small electric plants. It is the intent of the Company to engage in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products, and perhaps to expand into energy production and distribution. To this end the Company is engaging in discussions with potential joint venture partners to construct and operate one or more vermiculite exfoliation facilities, with potential sellers of energy plants, and with banks regarding financing.

         The Company's mining experts have recommended that mining and milling operations at the Hamilton property be incrementally phased in with the first stage being a small pilot plant designed to produce up to 1,000 tons per month of coarse sized vermiculite concentrates. The Company believes that this will allow for a much more rapid and cost effective way to begin producing vermiculite concentrates to market and to use as feed material at such time as the Company becomes involved in the processing of vermiculite into end user products.

         The Company intends to perform additional drilling programs on the claims on the Hamilton property as part of the joint venture. Current ore reserve estimates are based solely on the results of a drilling program performed in 1986. Although the results of this program are considered valid, the area covered by the drilling program was only a fraction of the mapped and inferred vermiculite deposit.

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

         The Company believes that vermiculite produced from the Hamilton property will be competitive with the South Carolina and Virginia mines, which source vermiculite throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States. One small operation near Dillon, Montana has produced approximately 4,000 tons of concentrate during short periods of operation in recent years. This operation has a production capacity estimated to be only 6,000 short tons per year and it is currently inactive.

         At one time, Grace also operated a mine and mill near Libby, Montana. The Libby operation was the largest vermiculite mine and mill in the history of commercial vermiculite and had annual production exceeding 225,000 tons of concentrate. The Libby operation was terminated and the land reclaimed over 10 years ago.

         Currently, substantially all of the vermiculite imported into the United States and Canada comes from either the Peoples Republic of China or the Republic of South Africa. The amount of vermiculite arriving at ports in California and Washington is quite small and relatively high priced. Although the possibility of larger and lower cost shipments of imported vermiculite landing on the Pacific Coast is possible, the information available to the Company at this time is insufficient to allow it to reasonably predict its potential impact on the marketability of Hamilton vermiculite.

Acquisitions

         On December 30, 1998, Stansbury announced that it has had discussions with the principal owner and operator of a mining and milling operation in Brazil, with a goal to conclude the proposed acquisition in March 1999, and a general term sheet had been exchanged.

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

Liquidity

         The Company has been inactive and nonoperating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. The Company has had no income since 1991, and has utilized proceeds of the issuance of debt securities and the issuance of capital stock for meeting its operating capital commitments. The Company has not obtained the necessary financing to meet its working capital requirements, and there can be no assurance that the Company will be successful in obtaining the necessary financing. The Company has entered into a joint venture to facilitate the development of its vermiculite mining assets. The Company intends to issue additional debt securities for working capital and for the cash portion of acquisitions it is currently negotiating. The Company expects to issue capital stock for the majority of the purchase price of these possible acquisitions. There can be no guarantee that the Company will consummate any acquisitions of additional vermiculite mines or any power plants; however, the Company has begun discussions with banks regarding financing necessary for certain acquisitions. There can be no guarantee any such bank financing will be available to the Company, or, if it is available, that it will be at interest rates and terms acceptable to the Company.

YEAR 2000 COMPLIANCE

         The Company is currently negotiating a joint venture pursuant to which it expects that it will commence active mining and milling operations during calendar 1999. The Company has not yet begun to institute active operations, to select vendors, to purchase equipment, including either information technology ("IT") equipment or non-IT systems, nor secure customers; therefore, the Company cannot yet measure the consequences of its not being prepared for the Year 2000, the cost of its not being prepared for the year 2000, the cost of its becoming prepared, or the risks the Company faces from preparation for or failure to be prepared for the Year 2000, nor is it yet able to devise any contingency plans.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         During 1999, the Company's management conducted a review of the Company's past sales of promissory notes ("Notes"). Management concluded that although the Company sought to comply with applicable federal and state securities laws in its sale of these Notes, the attempts to comply may not have met the obligations imposed on the Company by the Securities Act of 1933, as amended and certain state securities laws (collectively, the "Securities Laws").

         Based on the foregoing, and Management's ongoing efforts to bring the Company into compliance with the Securities Laws and to limit the potential liability of the Company in connection with the sale of the Notes, the Company will be offering all purchasers of the Notes ( the "Note Holders") the right to rescind their purchase of the Notes.

         The Company had granted to each Note Holder for each dollar in principal amount of the purchased Notes, the purchased Notes plus four shares of the Company's common stock (the "Associated Stock").

         The right to rescind is set forth in, and referred to as, the "Rescission Offering" (the Rescission Offering is attached for filing as an Exhibit to this Form 10-QSB). Under the Rescission Offering, the Company will pay to each Note Holder who chooses to accept the Rescission Offer and rescind his or her purchase of the Notes and any shares of the Company's common stock received in connection with the sale of the Notes an amount equal to the consideration paid for the Note, adjusted by the Interest Adjustment. The "Interest Adjustment" is the amount of the interest the Company has paid on the Note less the interest at the applicable statutory rate in the state in which the Note Holder resides from the date of the purchase of the Note.

         The Company will also be making a matched Note Offering to the Note Holders. This Note Offering will be made to the previous purchasers of the Company's promissory notes under the same terms as the original Note. The current aggregate amount of promissory notes outstanding, and which the Rescission Offering and matched Note Offering include, is $2,047,710.31. The Company plans to solicit additional investment through the Note Offering in compliance with the relevant federal and state securities laws.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      27.1     Financial Data Schedule

                  99.4     Recession Offering

                  99.5     Notes Offering



         (b) There were no reports on Form 8 -K filed during the three months ended March 31, 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: MAY 14, 1999                STANSBURY HOLDINGS CORPORATION


                                       BY:    /s/ ALDINE J. COFFMAN, JR.
                                          --------------------------------------
                                           ALDINE J. COFFMAN, JR., CHIEF
                                           EXECUTIVE OFFICER AND PRESIDENT

                                       BY:    /s/ JEFFERY L. WERTZ
                                          --------------------------------------
                                           JEFFERY L. WERTZ, CHIEF
                                           FINANCIAL OFFICER AND VICE PRESIDENT

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

 27.1                    Financial Data Schedule

 99.4                    Recession Offering

 99.5                    Notes Offering