Form 10KSB
period 1999-06-30
STANSBURY HOLDINGS CORP
filed 1999-09-30
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-KSB
(Mark  One)
[X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT  OF  1934  [FEE  REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
    EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 0-6034

                         STANSBURY HOLDINGS CORPORATION
                         ------------------------------
                 (Name Of Small Business Issuer In Its Charter)
              UTAH                                      87-0281239
              ----                                      ----------
 (State  Or  Other  Jurisdiction  Of               (I.R.S.  Employer
 Incorporation  Or  Organization)                Identification  No.)

8801  EAST  HAMPDEN,  #200,  DENVER,  COLORADO                    80231
- ----------------------------------------------                    -----
(Address  Of  Principal  Executive  Offices)                   (Zip  Code)

                ISSUER'S TELEPHONE NUMBER          (720) 748-1407

       Securities Registered under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended June 30, 1999, its most recent fiscal year, were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates computed using $.29 per share, the closing price of the Common Stock on June 30, 1999, was approximately $12,710,344.

     As of June 30, 1999, 43,828,773 shares of the issuer's common stock were issued and outstanding, and 5,000,000 warrants were issued and outstanding.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

     Stansbury Holdings Corporation ("Stansbury" or "the Company") is an exploration stage mining company incorporated in the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. On June 10, 1985, the Company was reorganized as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act. At that time, the authorized capital of the Company was also changed to 25,000,000 shares of common stock, par value $.25 per share. The corporate name was changed to Stansbury Holdings Corporation in March, 1990. At its annual shareholders meeting on April 30, 1999, the shareholders approved amendments to the Articles of Incorporation which changed the authorized capital of the Company to 100,000,000 shares of common stock, par value $0.001 per share, as well as amendments establishing a classified board and providing for certain indemnities of liability for directors.

     Since December 12, 1994, the Company has obtained approximately $2,900,000 in loans from shareholders of the Company. Of this amount, approximately $980,000 was obtained in the fiscal year ending June 30, 1999. Such loan proceeds have been used for developmental costs, operating expenses, taxes and fees, and to reduce pre-existing debts.

     In the fiscal year ended June 30, 1997, the Company decided to reclassify its assets using, according to generally accepted accounting principles, the "cost basis" of accounting for its assets that had been previously reported on the basis of "fair market value." The Company made this change to be effective as of June 30, 1996 so that the Company could restate its asset value as of that date. As a result of this reclassification, the assets of the Company previously stated as $36,811,743 as of June 30, 1996 under the former accounting practice, were reclassified and restated to be $14,814,215 as of June 30, 1996. See the 10-KSB/A for the fiscal years ending June 30, 1997 and 1998, for further discussion of the reclassification and appraised value of the asset.

     The Company has also considered the carrying value of its assets in light of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets when events or changes in circumstances indicate that the value of the asset as held by the reporting entity may be lower than its fair market value. If the expected cash flow to the reporting entity from the asset is less than the fair market value of the asset, an impairment loss would be recognized. After reviewing its long-lived assets, the Company believes that there were no material adverse changes that would cause an impairment in value. The Company has also classified its asset at cost rather than at appraised value, and the Company has no intention to dispose of the asset.

     In addition, the Company elected to write down, as of June 30, 1997, certain accounts payable totaling $75,892 to 30 different vendors which had been carried on the financial statements since 1991 for which the Company could determine no documentary justification. Of that amount, 25% ($18,992) was established as an accounts payable reserve and added back to accounts payable in the event any of those creditors should make a valid claim. This reserve has been written off in two equal installments in fiscal years 1998 and 1999. The Company believes that some of the accounts payable eliminated by the procedure were to defunct entities, and that other payables were paid, but were erroneously continued to be reported as accounts payable. Due to prior changes in management, accountants and physical file locations, these errors had gone undetected. The age of the payables caused current management to question their validity. The Company's due diligence procedures, corroborated by its independent auditors, indicated that these payables should no longer be carried on the Company's balance sheet. The Company believes that none of the entities whose balances were so adjusted were affiliated with the Company, or any of its present or past officers, directors, employees, consultants or affiliates.

     On December 12, 1994, an election was held as a result of a proxy contest by shareholders' committee. As a result of that election, management of the Company was transferred to a new management group. The leadership of that management group was changed by the Board of Directors on April 30, 1999, upon the announced resignation of Edward C. Stanojev, Jr., as president. Mr. Aldine
J. Coffman, Jr., was elected president, chairman and Chief Executive Officer effective May 15, 1999.

     Other than the previously mentioned 1985 "Reorganization," the reclassification of assets effective as of June 30, 1996, and the June 30, 1997, 1998 and the 1999 write off of accounts payable, the Company has not been involved in any bankruptcy, receivership, or similar proceeding, or in any other material reclassification, merger, consolidation, or sale of any significant amount of assets. The Company is in the process of closing on the acquisition of the Dillon Vermiculite Project in Madison and Beaverhead Counties, Montana, and undertaking due diligence with respect to (1) a vermiculite exfoliating plant in the western United States, (2) certain oil and gas properties and (3) electric power generating projects overseas. The Company has also entered into a joint venture (described below), which the Company believes will provide adequate working and investment capital to commence certain vermiculite operations through the joint venture.

         BUSINESS  OF  ISSUER

     The principal business activity of the Company since its 1985 reorganization has been vermiculite mineral exploration and corporate development. Vermiculite is a mica-like mineral which exfoliates (expands upon rapid heating) to produce an inert, low-density material with significant thermal qualities - it does not burn and provides excellent heat resistance. Untreated vermiculite is commonly used as an active component of wall plasterboard. The exfoliated product is used extensively as a lightweight aggregate in fireproofing, thermal insulation, acoustical plasters, horticultural growth media, and as a fertilizer carrier. Another major use is in cementitious coatings used to protect structural steel in commercial buildings. Ground vermiculite is also used as a filler for brake linings. New uses for vermiculite include high performance automotive seals and catalytic converter mats, and high temperature coatings for woven glass and ceramic fiber products.

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

     (1)     THE  HAMILTON  VERMICULITE  PROJECT

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

     Mining operation proposed in a permit application in 1990 has been approved by the U.S. Forest Service based on an Environmental Impact Statement (EIS) prepared in 1994. Samples of the vermiculite ore at the Hamilton mining site indicate that the vermiculite is asbestos-free and that there will be substantial amounts of recoverable vermiculite concentrates.

     (2)     THE  DILLON  VERMICULITE  PROJECT

     In the fall of 1998, the Company commenced negotiations with Simon Grant-Rennick, a former director, who was the principal of the entity owning the vermiculite mining claims and mill known as the Dillon Vermiculite Project, a group of 65 unpatented mining claims, with a concentrating pilot mill, lying in Beaverhead and Madison Counties, Montana. The negotiations led to agreements for the acquisition by the Company of Elk Creek Vermiculite, Inc., a Montana corporation, and its wholly owned subsidiary Dillon Vermiculite Limited LLC, the latter of whom is the owner of the unpatented mining claims and mill.

     The Dillon Vermiculite Project is the subject of an approved mining and milling plan of operations, approved in a Final Environmental Assessment issued by the Bureau of Land Management and the Montana Department of State Lands, in 1999. This plan allows a mining and milling operation of up to 30,000 tons of vermiculite concentrate per year. The mill, as presently configured, has the potential of producing that quantity, although certain capital investments will be required to achieve that level. The approved mining areas are estimated to be mineral deposits adequate to supply the mill for twenty years ore more. The ore grade of this identified mill feed is approximately two and one-half times richer than the average ore grade presently identified in the Hamilton Vermiculite Project.

     The Company intends to lease the mining claims and mill to International Vermiculite Limited LLC, a Delaware limited liability company, of which it is a 50% principal, and to conduct mining and milling operations through that entity (see below)

     (3)     THE  INTERNATIONAL  VERMICULITE  LIMITED  JOINT  VENTURE

     The Company is proceeding to lease the mining claims and mill of the Dillon Vermiculite Project to International Vermiculite Limited LLC, a Delaware limited liability company, of which it is a 50% principal. The shareholders of the Company approved the entry into this joint venture at the annual shareholders meeting on April 30, 1999.

     The other 50% principal of International Vermiculite Limited is Nevada Vermiculite LLC, a Nevada limited liability company, composed of certain individuals who are employees and principals of Channel and Basin Reclamation, Inc. (owing 75% of Nevada Vermiculite), and Company directors James R. Hindman and Aldine J. Coffman, Jr. (each owing 12.5% of Nevada Vermiculite). Under the terms of the Operating Agreement governing International Vermiculite Limited, the Company's primary responsibility is to acquire suitable vermiculite resources for lease to International Vermiculite, while Nevada Vermiculite, through its arrangements with Channel and Basin Reclamation, Inc., is to provide working capital for mining and milling by way of a cost plus operating contract from International Vermiculite to Channel and Basin.

Channel and Basin Reclamation, Inc., is a California based sand and gravel operator, with annual sales over $12,000,000. Dan McDonald, chief financial officer of Channel and Basin, is a director nominee to the Board of Directors of the Company.

Final Closing on certain ancillary matters pertaining to the Company's acquisition of the Dillon Vermiculite Project is anticipated to be completed in October, 1999. Channel and Basin Reclamation Inc., has begun certain improvements to the project, including rehabilitation of access roads and repairs to the mill, which had been largely inactive for the last several years. Production of vermiculite concentrate from the mill is anticipated in the fourth calendar quarter of 1999.

     GOVERNMENT  REGULATION

     The Hamilton Vermiculite Project is principally regulated by the United States Forest Service, as to the land surface of the mining claims, the Bureau of Land Management as to the mineral estate, and by the Montana Department of State Lands.

     The Dillon Vermiculite Projects is principally regulated by the Bureau of Land Management both as to the land surface of the mining claims and as to the mineral estate, and by the Montana Department of State Lands.

     The Dillon Vermiculite Project is fully permitted, and the reclamation bond is the process of being put into place.

     COMPETITION

         For a discussion of competition, please see ITEM 6 - PLAN OF OPERATIONS "Current Market and Competition" of this Form 10-KSB.

     EMPLOYEES

     The Company has its corporate offices at 8801 East Hampden Avenue, #200, Denver, Colorado 80231. The Company has three full time employees, Aldine J.
Coffman, Jr. (President and Chief Executive Officer), Jeff Wertz (Vice-President, Secretary and Treasurer and Chief Financial Officer), and Dr. James. R. Hindman (Vice-President and Chief Operating Officer), and one part time employee, Carol A. Phillips, Chief Administrative Officer.

     At the annual shareholders meeting on April 30, 1999, the following persons were elected directors of the company.

Class 1, consisting of Jeffrey L. Wertz and James R. Hindman, whose terms will expire in 2000;
Class  2,  consisting  of  Martin  J.  Peskin,  whose  term will expire in 2001;
Class 3, consisting of Aldine J. Coffman, Jr., and Edward C. Stanojev, Jr., whose terms will expire in 2002.

Following the annual shareholders meeting, the Board of Directors at their annual meeting on April 30, 1999, elected to the Board the following persons:

     Daniel McDonald, as a Class 1 director, whose term will expire in 2000. Albert N. Crawford, as a Class 2 director, whose term will expire in 2001.

Both Mr. McDonald and Mr. Crawford agreed to commence their terms upon the effective date of certain insurance policies providing liability protection to the Board. That policy is currently in the application stage.

     The Company on occasion engages experts and consultants as independent contractors.

SPECIAL  NOTE  ON  FORWARD  LOKING  STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, under the captions "Plan of Operations," "Description of Business," "Description of Property," and elsewhere relate to future events and expectations, and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations:

     (1) The Company may find that the amount of vermiculite determined by the analysis of site samples from the Hamilton Vermiculite Project or Dillon Vermiculite Project were overestimated, or
(2) that the vermiculite contains more asbestos than anticipated, or is of an inferior grade than assumed.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

     Under the terms of the Operating Agreement of International Vermiculite Limited, all vermiculite operations of either principal shall be conducted through International Vermiculite Limited. International Vermiculite is concentrating its efforts initially on the Dillon Vermiculite Project, where an existing mill represents a significant capital investment that would have to be replicated at the Hamilton Project.

(1)     THE  DILLON  VERMICULITE  PROJECT  MINE  AND  MILL

     (A) PRIVATE LAND AND IMPROVEMENTS: As part of the Dillon Vermiculite Project, the Company's wholly owned subsidiary Dillon Resources Limited is acquiring under a contract a warehouse and ancillary office space at a railsiding in Dillon, Montana. The site is a lease from a Montana railroad to the seller, who has the obligation to assign the land lease upon the completion of payment for the improvements. The warehouse is currently used to store equipment to be utilized in the mill located upon the unpatented mining claims, and can be utilized as an assay laboratory, field office, and rail loading site for vermiculite concentrate. The Company's Montana counsel has opened negotiations with the railroad respecting the purchase of the land covered by the land lease.

     (B)     UNPATENTED  LODE  MINING  CLAIMS:

     The mining property consists of 65 unpatented lode mining claims of approximately 20 acres each, or a total of 1300 acres (slightly over two square miles). The claims were originally located with respect to a nickel anomaly identified on the property, and early exploration focused on that mineral. It was during this effort that widespread occurrences of vermiculite were encountered.

     One of the original locators, Dr. Koehler P. Stout, professional engineer and professor (retired) from Montana Tech in Butte, Montana, who supervised exploratory drilling operations on the property as part of his annual assessment work, has records of over 100 drill holes which encountered ore. Additional exploration work done by companies which took options on the property include nine 100 foot long trenches, all of which encountered vermiculite at commercial grades.

     About 1990, Lowell Thomas as principal of a lessee of the claims, established a mining operation near a vermiculite surface manifestation on the west end of the property, where he also built a concentration mill. During the winter of 1991, he shipped several carload equivalents of concentrated product which was well received by the industry. Thereafter, he brought in an investor who enhanced the mill, and took product shipments to his exfoliating plant in Canada. The operation remained undercapitalized, however, and reverted back to Dr. Stout and his associates.

     In 1996, an option on the project was granted to Resource Vermiculite LLC, of which Company director James R. Hindman was then a member. A substantial investment was made in rehabilitating the mill, and some vermiculite concentrate was again shipped to the industry.

     Resource Vermiculite assigned its option on the project to Dillon Vermiculite LLC in 1998. Mr. Thomas was again involved in the project as a principal, with Simon Grant-Rennick, a former Company director (years 1994-5?) and others. In 1998, Dillon Vermiculite exercised its option and became the owner of the project, following which it undertook a drilling program to identify ore sources for a plan of operations. The Mining Permit (which included milling) was applied for in 1998, and granted to Dillon Vermiculite in 1999. The permit application indicated that drilling had confirmed sufficient ore at a 25% grade to support the mill at 30,000 tons of concentrate output a year for a period of twenty years.

     (C) CONCENTRATION MILL: The concentration mill consist of a building (former airplane hangar) of approximately 60 by 40 feet, with a thirty foot ceiling. Outside the building, the mill "front-end" consists of certain gross screening processes to remove large waste rock, a dryer to remove moisture, and a pre-feed storage bin. Inside the mill are four double screened shaker screens feeding six winnowing boxes. An additional six winnowing boxes are in storage at the warehouse facility in Dillon, and will be re-installed in the mill. Concentrated product from the winnowers is stored in three silos adjacent to the mill. Fuel tanks and a power plant are located outside the mill building. As designed, the mill is expected to be able to take up to 35 tons an hour of ore feed, and yield 4 to 5 tons per hour of concentrate. Tailings are returned to the open pit from whence the ore is mined, and reclaimed in place by contouring and seeding the surface.

(2)     THE  HAMILTON  VERMICULITE  PROJECT

     (A) FEE LAND AND IMPROVEMENTS: The Company owns a small office building and surrounding land (1.25 acres) at Victor Siding, Montana (southwestern Montana), which can be used for a field office (the "Field Office Property"), and which building is adequate to use presently to expand exploration activities. The Field Office Property is owned in fee simple. The Company believes that the condition of the Field Office Property is acceptable for its purpose, should the Company be able to commence construction activities.

     (B)     UNPATENTED  LODE  MINING  CLAIMS  AND  MILL  SITE  CLAIMS:

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

     The Company believes that the smaller scale of the Hamilton Vermiculite Project's initial phase will allow for a more cost effective means to develop the initial market for Hamilton vermiculite concentrates as well as to gather critical data for the design of a larger mill. It is possible that the Hamilton Vermiculite Project will be expanded in a stepwise manner until it eventually achieves the overall size and production capacity originally proposed in the Plan of Operation discussed in the Final Environmental Impact Statement . It is expected that the smaller initial development of the property will fall within the scope of the Environmental Impact Statement.

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

         The mine proposed in the Environmental Impact Statement ("EIS") would be located on ABM Ridge and would involve disturbance of up to approximately 77 acres. A portion of the permit area is comprised of unreclaimed land disturbed by previous mining activities. Prior mining operations at the proposed project site are documented in the EIS, and remnants of these operations are evident on the site. At the request of the US Forest Service, the Company performed reclamation work at the proposed mine site in September 1995.

     The Company's vermiculite deposit near Hamilton, Montana was first identified as a potential deposit in the 1930s. Sporadic attempts have been made to develop a mine at the property, with the most recent prior to the Company's involvement being in the late 1970s. Over the years, it has been referred to as the Mt. Skalaho deposit, the Western Vermiculite deposit, the Grid Creek deposit and, most recently, as the Stansbury Hamilton Vermiculite deposit.

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

     Two estimates of the contained vermiculite deposit in the Company's Hamilton property have been made based on the analyses of the drilling program samples. The first was made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite. The second estimate of vermiculite deposits based on the same drill hole and analytical data was made by Dr. James R. Hindman, now a Director of the Company, in 1992. This estimate indicated proven and probable deposits of 6.5 million tons of ore containing 656,000 tons of vermiculite. The Company considers these two independent calculations to be essentially identical.

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

     INVESTMENT  POLICIES

     The  Company  has  no  investments.

     GOVERNMENTAL  REGULATIONS  &  ENVIRONMENTAL  MATTERS

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

     Judgments of record affecting title to the Hamilton Project include: a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable, and a judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at June 30, 1999 principal and accrued interest totaled $132,234.39 ( As of June 30, 1998).

     Other judgments against the Company, which appear in the financial statements as accounts payable, include a judgment obtained by Mike Bauernfiend, in Bergen County, New Jersey for $7,000, a judgment obtained by Martineau & Co., in Salt Lake City, Utah, for $8,000, and a judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $26,293. These judgments remain due and payable by the Company as of June 30, 1999.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company conducted an annual meeting of its shareholders on April 30, 1999, and, submitted seven matters to a vote of security holders. Those matters, and the results of the votes of the shareholders, were as follows:

1. Approval of the Company's entry in the Joint Venture with Nevada Vermiculite L.L.C., to develop vermiculite projects through that joint venture under the name of International Vermiculite Limited L.L.C.

2. Approval of the Amendment of the Articles of Incorporation to increase the authorized capital of the company from 25,000,000 shares of common stock having a par value of $0.25 to 100,000,000 shares of common stock having a par value of $0.001 per share.

3. Approval of the Amendment of the Articles of Incorporation to provide for the indemnification of directors and officers of the company in any proceeding that may be brought by shareholders or third parties and pay for or reimburse the reasonable expenses incurred by such proceeding .

4. Approval of the Amendment of the Articles of Incorporation to provide for a classified board of directors (as stated in the language of the amendment contained in the proxy statement).

5. The election of five members of the board of directors who will serve until their respective class expires at the annual meetings of shareholders to be held in 2000, 20001, and 2002, or until their earlier removal or resignation, as follows:

Class 1, consisting of Jeffrey L. Wertz and James Hindman, whose terms will expire in 2000;

Class  2,  consisting  of  Martin  J.  Peskin,  whose  term will expire in 2001;

Class 3, consisting of Aldine J. Coffman, Jr., and Edward C. Stanojev, Jr., whose terms will expire in 2002.

6.     Approval  of  the  1999  Stock  Option  Plan.

7. Approval of the selection of Haugen Springer & Co. P. C., as the Independent Auditors of the Company.





ISSUE                                IN FAVOR     AGAINST    ABSTAIN  % IN FAVOR
                                                                        OF VOTES
                                                                          CAST
                                                                  EXCL. ABSTENTIONS

Item 1, International Vermiculite
  LLC JV                             8,250,420          392      320    99.9952 %
Item 2, Amendment, Authorization     7,662,541      247,151  341,440    96.7746 %
- ----------------------------------
Item 3, Amendment, Dir. Indemnity    7,717,372      501,282   32,478    93.5045 %
- ----------------------------------
Item 4, Amendment, Dir Classified    8,083,879      155,253   12,300    98.0794 %
Item 5, Election of Directors
- ----------------------------------
  Nominated in Proxy                 8,206,388       27,704   19,040    99.6868 &
Item 6, Employee Stock Option Plan   7,884,029      281,269   85,834    96.4324 %
Item 7, Selection of Auditor         8,249,832          160    1,140    99.9981 %
- ----------------------------------


                                     PART II

                                     ITEM 5

                             MARKET FOR COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq Electronic Bulletin Board under the symbol "STBY". The following table sets forth the "high" and "low" price of the Company's Common Stock for the periods indicated in 1996, 1997, 1998 and 1999.


CALENDAR                    OPEN   HIGH    LOW   CLOSE
- --------------------------  -----  -----  -----  -----

7/1/95-9/30/95 (1st Qtr)    .1875  .4375    .06   .487
10/1/95-12/31/95 (2nd Qtr)    .31    .40    .06    .18

1/1/96-3/31/96 (3rd Qtr)     .147   .312    .05   .312
4/1/96-5/30/96 (4th Qtr)     .375    .50    .05   .437
7/1/96-9/30/96 (1st Qtr)     .125  .3125  .0625    .19
10/1/96-12/31/96 (2nd Qtr)    .15    .18    .11    .11

1/1/97-3/31/97 (3rd Qtr)      .11    .14    .10    .10
4/1/97-6/30/97(4th Qtr)       .10   .105   .015    .06
7/1/97-9/30/97 (1st Qtr)     .065    .09  .0525    .07
10/1/97-12/31/97 (2nd Qtr)    .07    .22  .0625    .14

1/1/98-3/31/98 (3rd Qtr)      .14    .15    .07    .07
4/1/98-6/30/98 (4th Qtr)      .07    .39    .05    .36
7/1/98-9/30/98 (1st Qtr)      .14    .15    .07    .07
10/1/98-12/31/98 (2nd Qtr)    .07    .39    .05    .36

1/1/99-3/31/99 (3rd Qtr)      .38    .55    .25    .32
4/1/99-6/30/99 (4th Qtr)      .32    .42    .23    .29

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

         On September 10, 1999, the last reported sale price of the Common Stock was $0.20 per share. As of September 10, 1999, there were 3,766 holders of record of the Common Stock, with 47,282,702 shares issued and outstanding.

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

                                     ITEM 6

                               PLAN OF OPERATIONS

GENERAL

     The  Company  is  currently  directing  its  efforts  to:

(1) through the International Vermiculite joint venture, conducting mining and milling operations on the Dillon Vermiculite Project;

(2) on its own, initiate a re-assessment of its resources at its Hamilton Vermiculite property, and through International Vermiculite, commence a high grade mining operation with limited milling, utilizing if possible the Dillon Project Mill for final grade concentration, The Company's mining experts have recommended that mining and milling operations at the Hamilton property be incrementally phased in with the first stage being a small pilot plant designed to produce up to 1,000 tons per month of coarse-sized vermiculite concentrates. The Company believes that this will allow for a much more rapid and cost effective way to begin producing vermiculite concentrates to market and to use as feed material at such time as the Company becomes involved in the processing of vermiculite into end user products. It will be the Company's intent to perform additional drilling programs on the claims on the Hamilton property as part of the joint venture. Current ore deposit estimates are based solely on the results of a drilling program performed in 1986. Although the results of this program are considered valid, the area covered by the drilling program was only a fraction of the mapped and inferred vermiculite deposit.

(3) on its own or through International Vermiculite, continue the acquisition of other vermiculite deposits and related businesses that will provide a significant market presence in the vermiculite industry. Situations that are currently being investigated include the acquisition of an active mine and mill in Brazil and the acquisition of an exfoliating plant in California. It is the intent of the Company to engage, through International Vermiculite, in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products.

     (4) investigating non-vermiculite natural resource investment opportunities with the goal of establishing a cash flow to support the general and administrative overhead of the Company. Among these investigations are oil and gas programs in Texas, and electric power projects abroad.

                   CURRENT VERMICULITE MARKET AND COMPETITION

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

     The Company believes that vermiculite produced from its joint venture at the Dillon property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States.

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

ACQUISITIONS

     On December 30, 1998, the Company announced that it has had discussions with the principal owner and operator of a mining and milling operation in Brazil, with a goal to conclude the proposed acquisition in 1999, and a general term sheet has been exchanged. The understanding contemplates that the Company will provide an initial mill expansion to increase the production of vermiculite concentrate to 50,000 tons per year. The Company believes that the vermiculite deposits of the project are in the range of 10 million tons of ore.

     At the present stage of negotiations, the terms remain non-binding on the parties. The establishment of the International Vermiculite joint venture has compelled the Company to defer this project until the Dillon Vermiculite Project is in operation.

EXPLORATION  STAGE  ACTIVITIES

     Nevada Vermiculite LLC has located 16 unpatented mining claims in Nevada, and has filed a plan of operations with the BLM to conduct exploratory drilling on the project. The Company would expect to participate in this project should the drilling program prove successful, since actual mining and milling would be conducted through the International Vermiculite joint venture.

     The Company also contemplates a re-evaluation of its ore reserve position in Hamilton, and contemplates a drilling or other exploration program outside the currently established ore deposits.

LIQUIDITY  AND  FINANCE

         The Company has been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984. The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. The Company has entered into a joint venture to facilitate the development of its assets, and the Company anticipates that the joint venture partner will provide the working capital needed to fund mining and milling operations of the joint venture. Funding for Company general and administrative expenses is not expected to be satisfied by this source, and further funding from shareholders is expected to be required in the 1999-2000 fiscal year.

In October of 1998, Nevada Vermiculite provided the funding to Stansbury to discharge the debt to its largest creditor, Southern American Insurance Corporation in Liquidation. The creditor Southern American Insurance Company had been in liquidation under the supervision of the Utah State Insurance Commission since 1991. The liability to this creditor from principal and accrued interest were in excess of $2,056,474. This liability, which dates back to the late 1980s, had been secured by a first mortgage on the vermiculite claims at the Hamilton site, the Company's major asset. The liability has been settled. The amount of the settlement was $130,000, which the Company raised through the issuance of a convertible note in that amount to Nevada Vermiculite, secured by the equitable assignment of the secured position of creditor.

YEAR  2000  COMPLIANCE

     The Company is a participant in a joint venture pursuant which it expects will commence active mining and milling operations during calendar 1999. The Company has not yet begun to institute active operations, to select vendors, to purchase equipment, including either information technology ("IT") equipment or non-IT systems, nor secure customers; therefore, the Company cannot yet measure the consequences of its not being prepared for the Year 2000, the cost of becoming prepared, or the risks the Company faces from preparation for or failure to be prepared for the Year 2000, nor is it yet able to devise any contingency plans.

                                     ITEM 7

                              FINANCIAL STATEMENTS

     The  financial  statements  are  included  herein  beginning  at  page F-1.

                                     ITEM 8

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On May 13, 1996, the Company announced that it had engaged the services of Taylor & Company ("Taylor"), a firm of independent certified public accountants in Salt Lake City, Utah, to perform an audit of its financial statements for the fiscal year ending June 30, 1996, and for the prior four fiscal years. Taylor replaced the former auditors, Arthur Anderson, LLP (see below). Taylor's engagement letter was signed on April 29, 1996 and the initial retainer was paid on May 6, 1996. The report of the audit for the year ending June 30, 1996 appeared as Item 7 of the Form 10-KSB, as filed with the Securities and Exchange Commission on March 17, 1997.

     In August of 1997, the accounting and auditing practices of Taylor were purchased, and consolidated into the Ogden, Utah certified public accounting firm of Sellers & Associates, CPAs ("Sellers"). The Company agreed to continue to use the surviving Sellers firm for the audit services for the fiscal periods ending June 30, 1997 and June 30, 1998.

     The Company's Board of Directors appointed Dr. Martin J. Peskin, who also serves as an outside director, to serve as Chairman of the Audit Committee. Dr. Peskin, after having consulted with the Board, recommended to shareholders at the annual shareholders meeting on April 30, 1999, to approve changing the Company's Auditors to Haugen, Springer and Company, Certified Public Accountants, Denver, Colorado ("Haugen") to replace Sellers, which the shareholders overwhelmingly approved. Haugen has expertise in the natural resource industry, and will be able to provide additional consultation services to management. Haugen is conveniently located to Mr. Aldine J. Coffman, Jr., President and Chief Executive Officer.

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

Haugen audited the financial statements of the Company for the fiscal year ending June 30, 1999. Haugen's audit report on the Company did not contain any adverse opinion, or disclaimer of opinion. Such report included and explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern.

     With respect to these financial periods, there have been no disagreements with the Company's independent accountants Sellers or Haugen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of such accountants, would have caused such accountants to make reference to the subject matter of the disagreement(s) in connection with their reference report(s) thereon during the Company's fiscal years of those periods. A copy of the Sellers' resignation letter appears as Exhibit "16.1" hereto.

     For the fiscal periods ending June 30, 1990 and June 30, 1991, the Company had engaged Arthur Andersen as their independent accountant. An audit engagement was not requested by the Company until the spring of 1995. In 1994 a proxy solicitation was made to install a new board of directors. At that time, the new board approached Arthur Andersen to consider accepting the engagement to audit the fiscal years ending June 30, 1992, June 30, 1993, June 30, 1994 and June 30, 1995. Also at that time, Arthur Andersen was owed $20,050 for prior audit services dating back four years to 1991. Arthur Andersen was paid in fiscal 1996, but declined to accept the engagement. Taylor was approached by the Company and they did accept the audit engagement for those periods, as well as June 30, 1996, and then, as Sellers, June 30, 1997 and June 30, 1998. Although Arthur Andersen did not accept the engagement in 1995 to audit the four identified fiscal periods, the audit reports for the fiscal periods ending June 30, 1990 and June 30, 1991 did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. Further there had been no known disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of such accountants, would have caused such accountants to make reference to the subject matter of the disagreement(s) in connection with their reference report(s) thereon during the Company's fiscal years for the periods of those audit reports. The account payable to Arthur Andersen was paid in 1995, and Taylor corresponded with Arthur Andersen concerning work papers and other normal correspondence between successor and predecessor auditors. A Form 8-K was filed in 1995 regarding a change in the Company's auditors, and the accountants resignation letter was attached as an exhibit to that Form 8-K. There is no reference in Taylor's audit reports to any disagreements or adverse issues between the predecessor auditor and management. There are no Company records to indicate that the selection of Taylor & Company was recommended or approved by an audit or similar committee of the Company. However, in the proxy solicitation in 1994 the new board of directors was empowered to select a new auditor as deemed necessary by the Company.

     The report of the audit for the fiscal years ending June 30, 1999, appears at Page F-1 of this Form 10-KSB.

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

     Aldine J. Coffman, Jr., age 59, currently Chairman, President, and Chief Executive Officer, since May 15, 1999, has served as Executive Vice President and Chief Administrative Officer and as a Director of the Company since October, 1998. He served as the Chief Financial Officer of International Methane Corporation, LTD., a Belize company, specializing in energy, with offices in Denver, Colorado, from September 1993 to June 1995, and as such company's Chief Executive Officer from June 1995 to March 1997. Mr. Coffman also served as a Director of such company from September 1993 to the present. Mr. Coffman has owned his own management services company, Far Country Services, Inc., located in Cherry Hills Village, Colorado, since 1992, for which he serves as Chief Executive Officer.

     Jeffery L. Wertz, age 41, has served as a Director, Secretary, Treasurer and Chief Financial Officer of the Company since June 1997, where he has provided all aspects of accounting and compliance reporting services to the Company. From January 1998 until December 1998, Mr. Wertz served as the Chief Financial Officer of Auction Television Network, Inc., an Arizona corporation located in Warminster, Pennsylvania, and its wholly owned subsidiary, Single Source Technology, Inc. He served as the Corporate Accountant, providing accounting and reporting services, for Penn Independent, an insurance company, located in Hatboro, Pennsylvania from June 1995 to December 1997. Mr. Wertz also served as the Property Management Accountant for Pacific Southwest Mortgage, a property management company, located in San Diego, California, from December 1992 until May 1995, where he provided property accounting services for professional Southern California offices and medical complexes. Mr. Wertz received his Masters Degree in Accounting, specializing in taxation, from San Diego State University in 1991, where he also received his Bachelor's Degree in Finance, Summa Cum Laude in 1989.

         James R. Hindman, Ph.D., age 52, has served as a Director and Vice President, in charge of operations of the Company, since June 1997. Since 1995, Dr. Hindman has had his own consulting firm, Vermiculite Technologies, out of Dillon, Montana. From 1978 to 1985 Dr. Hindman was employed as the Senior Metallurgist by W.R. Grace & Company, at their Libby, Montana vermiculite operation. Dr. Hindman received a Bachelor of Science degree in Geological Sciences from the University of Southern California, and a Ph.D. in Geological
Sciences  from  the  University  of  Utah.

         Dr. Martin J. Peskin, age 61, has served as a Director of the Company since February 1995, and as an outside Director of the Company since July 1997. Prior to 1996 he served in various executive officer capacities of the Company. Mr. Peskin retired from his dentistry practice in 1991 and since that time has been managing his private investment portfolio.

     Edward C. Stanojev, Jr., age 45, currently a director of the Company, has served as a Director since May of 1997, and as President of the Company from May 1997 to May 15, 1999. He is also the President of Bidnow.com, Inc., formerly Auction Television Network, Inc., an Arizona corporation located in Warminster, Pennsylvania, specializing in Internet software technology, a position which he has held since May 1997. Mr. Stanojev also served as President of AHS, Inc., a Pennsylvania corporation, located in Warminster, Pennsylvania, specializing in debt restructuring, a position which he has held since August 1994. From August 1980 until August 1994, Mr. Stanojev served as President of Accu-Weld, Inc., a Pennsylvania corporation, located in Philadelphia, Pennsylvania, specializing in window manufacturing and sales. In 1989 and 1990, Accu-Weld, Inc. Was involved in a corporate consolidation during which accounting personnel were changed. During this period, Accu-Weld, Inc. was accused of failing to properly file its required tax reports with the State of Pennsylvania. As a result of this failure, Mr. Stanojev and two other officers of Accu-Weld, Inc., in October 1995, pleaded nolo contendere to misdemeanor charges, including willful failures to remit sales tax and willful failures to pay state income tax. Each of the three officers were fined $56,000 plus court costs, and placed on probation for six months, which probation was terminated after three months.

                                     ITEM 10

                             EXECUTIVE COMPENSATION

NAME                                                          COMPENSATION

Aldine J. Coffman, Jr. As a director and officer from January 1, 1999, through June 30, 1999, a salary of $12,500 per month, including director's services. From July 1, 1999, to present, a salary of $15,000 per month, including director's services. On October 24, 1998, appointed a Director, and Chief Administrative Officer and Executive Vice President of the Company, at a compensation from his appointment through the end of 1998, of $35,000.

Edward C. Stanojev, Jr. A sign-on bonus of 500,000 shares of common stock, no compensation for services prior to July 1, 1997, and a monthly compensation thereafter as an independent contractor, of $6,000 per month, payable when available until December 31, 1998; Thereafter, through May 30, 1999, as an employee at $6,000 per month. Currently, a director only, at $1000 per month.

Jeffrey  L.  Wertz     A  sign-on  bonus  of  200,000  shares,  and  a  monthly
compensation thereafter as an independent contractor, for services as an officer and director, of $5,250 per month, June 1997, through December 1998, payable when available. Thereafter, as an employee, at $6000 per month to present, which includes compensation as director.
 .

James R. Hindman, Ph.D A sign-on bonus of 500,000 shares of common stock, and a monthly compensation thereafter as an independent contractor, for services as an officer and director, of $3,000 per month through March 31, 1999; thereafter, as an employee, at $6000 per month to present, which includes compensation as director.

Martin  J.  Peskin,  DDS     As a director, $1000 per month since June 30, 1999.
Dr. Peskin received 372,000 common shares of the Company for services as director and officer for the period prior to July 1, 1999.

     Directors and officers are entitled to receive reimbursement of their reasonable and necessary out-of-pocket expenses, as documented and submitted.

EXECUTIVE  REMUNERATION

     The following table provides information with respect to the compensation paid to the above named directors and executive officers. There was no executive officer whose salary was in excess of $100,000 for any period in fiscal 1999, although total compensation to Mr. Coffman in fiscal 1999 exceeded $100,000.



                                       SUMMARY COMPENSATION TABLE
===================================================================================================
                                    ANNUAL  COMPENSATION                                LONG  TERM
                                                                                       COMPENSATION
- ---------------------------------------------------------------------------------------------------

 (a)                (b)                   (c)             (d)             (e)                  (f)

                                                                          Other            Restricted
Name  And                                                                 Annual             Stock
Principal       Fiscal  Year                                              Compen-          Award(s)
Position       Ended  June  30          Salary($)       Bonus($)         sation($)             ($)
- --------------------------------------------------------------------------------------------------

Aldine J             1999               77,500                          $  30,000
Coffman, Jr.
President, CEO

- ----------------------------------------------------------------------------------------------------
Edward C.            1999               $24,000(1)                       $12,000(2)       $125,000
Stanojev, Jr.,       1998               $60,000(1)                       $12,000(2)
President            1997               $ 6,000(1)                       $  2000(2)
(Resigned 1999)      1996
- ----------------------------------------------------------------------------------------------------
Jeff Wertz           1999               $  60,000                        $12,000(2)       $ 50,000
Secretary,           1998               $  39,000                        $12,000(2)
Treasurer and        1997
Chief Financial      1996
Officer
- ----------------------------------------------------------------------------------------------------

James R.             1999               $  30,000        18,000                           $218,750
Hindman, Vice        1998                                36,000           $12,000(2)
President            1997                                 3,000             1,000(2)
                     1996
- ------------------------------------------------------------------------------------------------------
Martin J. Peskin     1999                                                                 $12,000(3)
Outside Director     1998                                                                 $18,000(3)
                     1997                                                                 $30,000(3)
                     1996                                                                 $30,000(3)
======================================================================================================

(1)     This  amount  reflects  the  salary  earned but not paid to Mr. Stanojev; such salary is due and owing  to  Mr.  Stanojev.
(2)     Each Director receives Director's Fees of $1,000 per month; however, the Directors fees have not been  paid  to  the  Directors  and  such  Directors  fees  are  due  and  owing  to  each  Director  .
(3)     $14,000  of  this amount has been earned but not paid to Mr. Wertz; the accrued unpaid salary of
$14,000  is  due  and  owing  to  Mr.  Wertz.
(4)     Mr.  Peskin  received  Directors fees of $2,500 per month through July 1997, since such time Mr.
Peskin  receives Directors fees of $1,000 per month; however, all such Directors fees have not been paid and  are  due  and  owing  to  Mr.  Peskin.

                                     ITEM 11
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth the shares of the Company's Common Stock beneficially owned at September 1, 1999, by (i) each person known to management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named under "Executive Remuneration," and
(iv)  all  executive  officers  and  Directors  of  the  Company  as  a  group.




NAME                                   POSITION WITH COMPANY         SHARES BENEFICIALLY OWNED (1)
- -------------------------------  ----------------------------------  -----------------------------

Executive Officers                                                  Number(2)              Percent (2)
  And Directors:(5)
- -------------------------------

Aldine J. Coffman, Jr.           President and Director
Current   (3);(4)                                                     62,500                         *
Potential (3);(4)                                                     687,500                       1.3%
Edward C. Stanojev, Jr.          President and Director
                                                                      574,202                       1.2%
Jeffery L. Wertz                 Vice President, Chief                200,000                          *
  Financial Officer (principal
  Financial officer) and
  Director
James R. Hindman, Ph.D.          Vice President, Chief
  Operating Officer and
  Director
Current   (3);(4)                                                     875,000                       1.8%
Potential (3);(4)                                                   1,500,000                       2.8%

Dr. Martin J. Peskin             Director                           1,582,659                       3.3%


All Directors and executive
officers as a group (5 persons)
Current   (3);(4)                                                   3,294,361                        6.9%
Potential (3);(4)                                                   4,544,361                        8.6%


Beneficial Owners Of More
Than 5%

Nevada Vermiculite (3)                                              5,000,000                        9.5%
- ----------------------------------------------------------------------------------------------------------
* Less than 1%

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

(3)     As 12.5% owners of Nevada Vermiculite, Messrs. Hindman and Coffman each may receive 12.5% of the
5,000,000  warrants  issued  to  Nevada  Vermiculite.
(4)     Current  outstanding at September 10, 1999 is 47,282,702; Potential outstanding with exercise of all  Nevada  Vermiculite  5,000,000  warrants  is  52,282,702.
(5)     Unless otherwise indicated, the address for each Director is c/o Stansbury Holdings Corporation,
8801  East  Hampden  Avenue,  #200,  Denver,  Colorado  80231.

                                       25
                                     ITEM 12

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

     In October, 1998, the Company raised the required $130,000 through a convertible debenture issued to Nevada Vermiculite L.L.C., which debenture, among other provisions, allowed Nevada Vermiculite to substitute of record for the Liquidator with respect to certain security interests, as collateral for the $130,000. The debenture also offered Nevada Vermiculite the additional inducements of 500,000 common shares, and a warrant for an additional 5 million shares exercisable at the then par of $0.25 per share.

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

     The Company and Nevada Vermiculite L.L.C. entered into a joint venture, the purpose of which is to develop the Company's asset at Dillon and eventually Hamilton, as well as to locate and develop other profitable vermiculite-related projects. This joint venture is International Vermiculite Limited L.L.C., a Delaware limited liability company, of which the Company and Nevada Vermiculite are each 50% participants.

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

     EXHIBITS


EXHIBIT  NO.                DESCRIPTION
- -----------                 -----------

   23.1                     Consent  of  Certified  Public  Accountants

   27                       Financial  Data  Schedule


     (b)     REPORTS  ON  FORM  8-K FILED DURING THE THREE MONTHS ENDED JUNE 30,
1998

     There were no reports on Form 8-K filed during the three months ended September 28, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  September  28,  1999           STANSBURY  HOLDINGS  CORPORATION



                            BY:       /S/  ALDINE  J.  COFFMAN,  JR.
                                      ------------------------------
                                      Aldine  J.  Coffman,  Jr.
                                      Chief  Executive  Officer  And  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                                                       TITLE                            DATE
- --------------------------------------------  -------------------------------------------  ------------------

 /S/Aldine J. Coffman, Jr.                    President And Chief Executive Officer        September 28, 1999
- -------------------------
Aldine J. Coffman, Jr.                        (principal  executive officer) and Director

/S/Jeffrey L. Wertz                           Vice President, Chief Financial Officer      September 28, 1999
- -------------------------
Jeffrey L. Wertz                              (principal financial officer) and Director

/S/ Martin J. Peskin                          Director                                     September 28, 1999
- --------- ----------------
Martin J. Peskin

/S/Edward C. Stanojev, Jr.                     Director  September 28, 1999
- -------------------------
Edward C. Stanojev, Jr.



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To  the  Stockholders  and  Board  of  Directors
Stansbury  Holdings  Corporation  and  Subsidiaries


We have audited the consolidated balance sheet of Stansbury Holdings Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stansbury Holdings Corporation as of June 30, 1998 were audited by other auditors whose report dated December 22, 1998, on those financial statements included an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stansbury Holdings Corporation and Subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

(Continued)

                                       -1-

                  REPORT OF INDEPENDENT ACCOUNTANTS, CONTINUED
                  --------------------------------------------

The 1999 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HAUGEN,  SPRINGER  &  CO.,  P.C.

September  28,  1999
Denver,  Colorado

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

ASSETS                                            1999          1998
- -----------------------------------------  ------------  ------------

Current Assets:
  Cash and cash equivalents                $         0   $     1,685
  Prepaid expenses                               9,645             0
  Due from related party                        20,298             0
  Other                                          4,130             0
                                           ------------  ------------

      Total Current Assets                      34,073         1,685
                                           ------------  ------------

Property and Equipment, at cost:
  Undeveloped mineral claims and
    projects, using the full-cost method    19,059,456    14,972,460
  Buildings                                    100,000        50,000
  Other property and equipment                   1,800             0
                                           ------------  ------------

                                            19,161,256    15,022,460

Less:  accumulated depreciation                (25,767)      (22,983)
                                           ------------  ------------

      Net Property and Equipment            19,135,489    14,999,477
                                           ------------  ------------

Deposits                                        20,000        20,000
                                           ------------  ------------


TOTAL ASSETS                               $19,189,562   $15,021,162
                                           ============  ============

  (Continued)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -3-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                             JUNE 30, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1999          1998
- ----------------------------------------------------------------------------  ------------  ------------

Current Liabilities:
  Bank overdraft                                                              $     7,648   $         0
  Elk Creek acquisition obligations                                             1,422,500             0
  Current installments of long-term debt                                        1,607,739     1,679,163
  Convertible notes payable to officers
    and shareholders                                                              460,500        95,800
  Convertible note payable to related party                                       130,000             0
  Accrued interest                                                                948,507     2,597,820
  Trade accounts payable                                                          478,251       256,248
  Due to related party                                                                  0        20,650
                                                                              ------------  ------------

      Total Current Liabilities                                                 5,055,145     4,649,681

Long-Term Debt                                                                          0     1,086,677

      Total Liabilities                                                         5,055,145     5,736,358
                                                                              ------------  ------------

Commitments and Contingencies
  (Notes 2, 13, and 14)

Stockholders' Equity:
  Common stock, par value $0.001 and $0.25,
    authorized 100,000,000 and 25,000,000,
    issued and outstanding 43,828,773 and
    24,039,290 at June 30, 1999 and 1998,
    respectively                                                                   43,829     6,009,823
  Common stock to issue                                                                 0        50,000
  Paid-in capital                                                              19,077,092     7,535,330
  Deferred interest                                                              (337,731)     (586,771)
  Accumulated deficit                                                          (4,648,773)   (3,723,578)
                                                                              ------------  ------------

      Total Stockholders' Equity                                               14,134,417     9,284,804
                                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $19,189,562   $15,021,162
                                                                              ============  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -4-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             JUNE 30, 1999 AND 1998

                                         1999              1998
                                         ----              ----
Revenues                               $         0   $         0
                                       ------------  ------------

Expenses:
  General and administrative             1,345,260       342,003
  Taxes                                      7,701         3,036
  Interest                               1,655,254       886,184
                                       ------------  ------------

Total Expenses                           3,008,215     1,231,223
                                       ------------  ------------

Loss from operations                    (3,008,215)   (1,231,223)

Other income                                26,546       212,820
                                       ------------  ------------

Loss before extraordinary item          (2,981,669)   (1,018,403)

Extraordinary gain from debt
  restructuring                          2,056,474             0
                                       ------------  ------------

Net Loss                               $  (925,195)  $(1,018,403)
                                       ============  ============

Basic and diluted earnings per share:

  Loss from continuing operations      $     (0.12)  $     (0.05)

  Extraordinary gain                          0.08          0.00
                                       ------------  ------------

  Net Loss                             $     (0.04)  $     (0.05)
                                       ============  ============


Basic and diluted weighted average
  shares outstanding                    25,729,832    22,477,498
                                       ============  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -5-

                                         STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                   Common      Total
                                   Number Of   Common        Stock       Paid-In       Deferred    Accumulated    Stockholders'
                                   Shares      Stock         To Issue    Capital       Interest    Deficit        Equity
                                   ----------  ------------  ----------  ------------  ----------  -------------  ---------------

Balances 06/30/97                  21,478,812  $ 5,369,703   $       0   $ 7,655,830   $(664,953)  $ (2,705,175)  $    9,655,405

Issued for debt                     1,175,454      293,864           0             0           0              0          293,864
Issued for interest on debt           708,024      177,006           0             0    (170,858)             0            6,148
Issued for lawsuit settlements        395,000       98,750           0             0           0              0           98,750
Issued for loan proceeds              282,000       70,500           0       (70,500)          0              0                0
Stock to issue for loan proceeds            0            0      50,000       (50,000)          0              0                0
Amortization of deferred interest           0            0           0             0     249,040              0          249,040
Net loss                                    0            0           0             0           0     (1,018,403)      (1,018,403)
                                   ----------  ------------  ----------  ------------  ----------  -------------  ---------------

Balances 06/30/98                  24,039,290    6,009,823      50,000     7,535,330    (586,771)    (3,723,578)       9,284,804

Change in par value                         0   (5,985,783)          0     5,985,783           0              0                0
Issued for debt                     4,168,649        4,169     (50,000)    1,148,993           0              0        1,103,162
Issued for interest on debt         1,532,502        1,532           0       383,991           0              0          385,523
Issued for debt inducement          3,985,312        3,985           0       992,343           0              0          996,328
Issued for Elk Creek acquisition    7,850,000        7,850           0     2,469,650           0              0        2,477,500
Issued for loan proceeds              500,000          500           0       124,500           0              0          125,000
Issued for compensation             1,540,000        1,540           0       383,460           0              0          385,000
Issued for trade accounts payable     213,020          213           0        53,042           0              0           53,255
Amortization of deferred interest           0            0           0             0     249,040              0          249,040
Net loss                                    0            0           0             0           0       (925,195)        (925,195)
                                   ----------  ------------  ----------  ------------  ----------  -------------  ---------------

Balances 06/30/99                  43,828,773  $    43,829   $       0   $19,077,092   $(337,731)  $ (4,648,773)  $   14,134,417
                                   ==========  ============  ==========  ============  ==========  =============  ===============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -6-

            STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                    1999        1998
                                               ----------  ----------
Net cash (used in) operating activities
  (Note 15 )                                   $(708,051)  $(517,767)
                                               ----------  ----------

Cash flows from investing activities:
  Investments in undeveloped mineral
    claims and projects                          (96,996)    (67,749)
  Purchases of other property and
    equipment                                     (1,800)          0
                                               ----------  ----------

Net cash (used in) investing activities          (98,796)    (67,749)
                                               ----------  ----------

Cash flows from financing activities:
  Payments on Elk Creek acquisition
    obligations                                 (140,000)          0
  Proceeds from convertible notes
    payable to officers and shareholders         933,162      95,800
  Repayments of convertible notes
    payable to officers and shareholders         (57,000)          0
  Proceeds from convertible notes
    payable to related party                     130,000           0
  Proceeds from long-term debt                     5,000     528,013
  Repayments of long-term debt                   (66,000)    (44,600)
                                               ----------  ----------

Net cash provided by financing activities        805,162     579,213
                                               ----------  ----------

Net decrease in cash                              (1,685)     (6,303)

Cash at beginning of year                          1,685       7,988
                                               ----------  ----------

Cash at end of year                            $       0   $   1,685
                                               ==========  ==========

Supplemental disclosure of cash information:
  Cash paid for interest                       $  24,364   $  14,566
                                               ==========  ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -7-


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stansbury Holdings Corporation ("Stansbury") was incorporated in 1969 under the name Stansbury Mining Corporation. In 1990, Stansbury changed its name to Stansbury Holdings Corporation. During June 1999, Stansbury acquired Elk Creek Vermiculite, Inc. ("Elk Creek"), and its wholly owned subsidiary, Dillon Vermiculite, LLC ("Dillon"). Stansbury, Elk Creek, and Dillon are referred to collectively herein as the "Company". The Company's business is the acquisition, exploration, and development of vermiculite mineral sites.


NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES
          -------------------------------------

     Basis  of  Presentation
     -----------------------

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty.

     Principles  of  Consolidation
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

     Cash  and  Cash  Equivalents
     ----------------------------

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Undeveloped  Mineral  Claims  and  Projects
- -------------------------------------------

The Company follows the full-cost method of accounting for its mineral claims and projects. Accordingly, all costs associated with the acquisition, exploration, and development of mineral properties, including directly related overhead costs, are capitalized. Once these properties are developed, the capitalized costs will be amortized on the unit-of-production method using estimates of proved reserves.


                                       -8-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

In addition, the capitalized costs are separated into cost centers on a state-by-state basis. The capitalized costs for each cost center are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, plus the lower of cost or fair market value of undeveloped and unproved properties.

     Other  Property  and  Equipment
     -------------------------------

Other property and equipment, consisting of two buildings and office equipment, are record at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 years for the buildings and 5 years for the office equipment.

     Income  Taxes
     -------------

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Earnings  (Loss)  Per  Share
     ----------------------------

Basic earnings (loss) per share are based on the weighted average shares outstanding. Outstanding stock options and convertible debt obligations are generally treated as common stock equivalents for purposes of computing diluted earnings per share. However, since the Company reported net losses for the years ended June 30, 1999 and 1998, these common stock equivalents are excluded from the computation of diluted earnings per share because their effect on net loss per share would be anti-dilutive.



                                       -9-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

     Use  of  Estimates
     ------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 classification.

NOTE  2  -  GOING  CONCERN  STATEMENT
            -------------------------

The Company emerged from Chapter 11 bankruptcy proceedings during 1985 and   has
been non-operating since that time. At June 30, 1999, its negative working capital was approximately $5.021 million and accumulated deficit was approximately $4.7 million.

During 1999, the Company hired a new president who also now serves as chairman of the Board of Directors and chief executive officer.

The Company's current management team recognizes the need to develop its mineral properties and place those properties into production. To accomplish these goals, management has been attempting to secure long-term financing for the development of its properties and form joint ventures with established mining companies.

For example, the Company's shareholders approved participation in a new joint venture company, International Vermiculite Limited LLC, during April 1999. As currently structured, the Company will be a 50% participant in the new company. The other 50% partner will be Nevada Vermiculite LLC; see Notes 7 and 10. Nevada Vermiculite has undertaken the primary responsibility of obtaining the working capital necessary to develop the Company's mineral claims.

                                      -10-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2  -  GOING  CONCERN  STATEMENT  (CONTINUED)
            --------------------------------------

During June 1999, the Company acquired Elk Creek and its subsidiary in a stock and cash transaction. The Company believes that the mineral claims held by Elk Creek and Dillon, which are also located in the State of Montana, enhance the Company's ability to obtain long-term development financing and its ability to participate in joint venture arrangements with major mining interests.

Management is also reviewing several additional proposals regarding long-term financing and participation in other joint venture arrangements.

In the interim, management is in the process of acquiring other producing natural resource properties for purposes of providing cash flow to fund general and administrative costs. In the past, these costs have generally been funded by loans from the Company's officers, directors and shareholders.

During August 1998, the Company successfully restructured the debt with its largest single creditor. That creditor held a first mortgage on the Company's mineral claims and projects. In recent years, the Company also has converted a significant amount of its other debt to common stock. As a result of these efforts, total liabilities decreased approximately $2.1 million from June 30, 1998 to June 30, 1999, exclusive of the Elk Creek acquisition obligations which the Company incurred during June of 1999.

There can be no assurances that the Company or its joint venture partner will be successful in obtaining the financing necessary to develop its mineral reserves. Nor can there be any assurances that other sources of funds can be obtained to cover general and administrative costs.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 1999 consolidated financial statements. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.




                                      -11-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2  -  GOING  CONCERN  STATEMENT  (CONTINUED)
            --------------------------------------

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results.

NOTE  3  -  UNDEVELOPED  MINING  CLAIMS  AND  PROJECTS
            ------------------------------------------


The Company's undeveloped mining claims and projects are located in the state of Montana. Substantially all of these assets are subject to security interests granted in favor of various creditors of the Company.

During June 1999, the Company capitalized $3.99 million of undeveloped mining claims and projects related to its acquisition of Elk Creek and Dillon (see Note
4). Additionally, the Company capitalized approximately $97,000 and $68,000 during the years ended June 30, 1999 and 1998, respectively, for mine development costs.

NOTE  4  -  ACQUSITION  OF  ELK  CREEK  VERMICULITE,  INC.
          ------------------------------------------------

During June 1999, Stansbury acquired all of the outstanding shares of Elk Creek Vermiculite, Inc. and its wholly-owned subsidiary, Dillon Vermiculite, LLC. The acquisition was accounted for as a purchase and the results of Elk Creek's operations (and its subsidiary) were included in the Company's 1999 consolidated statements of operations from the date of acquisition.

Total consideration included the issuance of 5.75 million common shares valued at $2.05 million, the assumption of $1,752,500 in debt, and a commission of $37,500. As of June 30, 1999, Stansbury was liable to the seller for an additional $200,000, to be paid either in cash or shares of the Company's common stock.

The assets of Elk Creek and Dillon represent various undeveloped mining claims and projects, and an office and warehouse building, located in the state of Montana. The total consideration of $4.04 million was allocated $50,000 to the office and warehouse building, and the remainder to the undeveloped mining claims and projects.


                                      -12-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  ACQUISITION  OF  ELK  CREEK
                  VERMICULITE,  INC.  (CONTINUED)
                  -------------------------------

Elk Creek was acquired from an entity that is controlled by an individual who was a former officer and director of Stansbury. At June 30, 1999, this individual also owned 30,050 shares of the Company's common stock.

The $37,500 commission was paid by the issuance of 150,000 shares of the Company's common stock to an individual who is the vice-president, chief operating officer, a director and shareholder of Stansbury. Additionally, this individual received a commission from the seller in the amount of $90,000. The seller paid its commission by transferring to this individual 225,000 shares of the Company's common stock it received for the sale of Elk Creek.

Debt obligations assumed by Stansbury included a $940,000 note payable due to a creditor of Elk Creek and a $812,500 purchase debt obligation to a third-party entity. Simultaneous with the acquisition, Stansbury entered into a settlement agreement with the holder of the note payable. Pursuant to the agreement, the note holder agreed to cancel the note payable in exchange for $100,000 cash, the issuance of 1.95 million shares of the Company's common stock valued at $390,000, and the issuance of four promissory notes from the Company with an aggregate principal of $450,000.

The following unaudited pro forma information reflects the consolidated results of operations as if the acquisition had taken place as of the beginning of the respective periods. This information utilizes audited information for Stansbury and unaudited information for Elk Creek and its subsidiary.

                                          Years  ended  June  30,
                                         -----------------------
                                              1999          1998
                                       ------------  ------------
      Revenues                         $         0   $         0
                                       ============  ============

      Loss before extraordinary items  $(3,354,664)  $(1,399,176)
                                       ============  ============

      Net loss                         $(1,298,190)  $(1,399,176)
                                       ============  ============

      Loss per share                   $     (0.04)  $     (0.05)
                                       ============  ============


                                      -13-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5  -  ELK  CREEK  ACQUISITION  OBLIGATIONS
          --------------------------------------

Obligations resulting from the Elk Creek acquisition (see Note 4) at June 30, 1999 consisted of the following:

         Four  promissory  notes  payable          $   450,000

         Purchase  debt  obligation                    772,500

         Due  to  Elk  Creek  seller                    200,000
                                                   ------------

                                                     $1,422,500
                                                     ==========

The four promissory notes each bear interest at the rate of 12%, and are due as follows: $50,000 plus accrued interest on June 25, 1999; $50,000 plus accrued interest on June 30, 1999; $150,000 plus accrued interest on August 12, 1999; and $200,000 plus accrued interest on November 24, 1999.

The purchase debt obligation assumed in the Elk Creek acquisition is evidenced by an asset purchase agreement by which Elk Creek acquired its interests in mining claims and projects. Elk Creek was in default of the payment terms of this agreement as of the date of Stansbury's acquisition. The original principal balance of the obligation was $812,500, and the Company had made payments totaling $40,000 through June 30, 1999.

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE
                  TO  OFFICERS  AND  SHAREHOLDERS
                  -------------------------------

Convertible notes payable to officers and shareholders at June 30, 1999 and 1998 consisted of the following:
                                   1999                   1998
                                   ----                   ----

          90-Day  Notes        $   49,000             $   95,800
         180-Day  Notes           411,500                      0
                                 ----------           ----------
0

                                  $  460,500          $   95,800
                                  ==========          ==========

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE
                  TO  OFFICERS  AND  SHAREHOLDERS  (CONTINUED)
                  --------------------------------------------

The 90-day notes bear interest at 12% and principal and accrued interest are due 90 days after the date of issuance. The 180-day notes bear interest at 10% and principal and accrued interest are due 180 days after the date of issuance.

Both classes of notes provide that the Company, at its option, can convert the principal and accrued interest to shares of its common stock. The Company issued common shares to the holders of both classes of notes as an inducement to make the loans. The value of such inducement shares charged to interest expense during the year ended June 30, 1999 was $996,328.

NOTE  7  -  CONVERTIBLE  NOTE  PAYABLE  TO  RELATED  PARTY

The convertible note payable, issued in connection with the debt restructuring described in Note 10, was dated August 25, 1998 and bears interest at 10%. Principal and accrued interest are due on demand after October 28, 1999.

The holder (Nevada Vermiculite LLC; see Notes 2 and 10) has the option at any time prior to October 28, 1999 to convert the entire amount due into common shares of the Company's common stock on the basis of one share for each $0.25 of debt.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  8  -  LONG-TERM  DEBT
            ---------------

Long-term  debt  at  June  30,  1999  and  1998 consisted of the following:

                                                1999        1998
                                          ----------  ----------
  Officers, directors and shareholders:
- ----------------------------------------
  Promissory notes bearing interest
   at rates from 12% to 15%               $  779,688  $1,291,848

  Mortgages payable, bearing interest
    at 23%                                   449,000     449,000

  Other:
- ----------
    Mortgages and other promissory
    notes payable to liquidator
    (see Note 10 )                                 0     645,961

  Other promissory notes and
    obligations payable                      379,051     379,031
                                          ----------  ----------

   Long-term debt                          1,607,739   2,765,840

   Less current installments               1,607,739   1,679,163
                                          ----------  ----------

   Long-term portion                      $        0  $1,086,677
                                          ==========  ==========

The promissory notes and mortgages payable to officers, directors, and shareholders were past due as of June 30,1999. Interest on the mortgages payable was prepaid, and amortization of that prepaid interest was complete prior to July 1, 1997.

Other notes payable and obligations represent amounts payable to former trade creditors of the Company. The Company is in default of these amounts, and interest accrues on the outstanding principal balances at rates that average approximately 12%.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -  STOCKHOLDERS'  EQUITY
            ---------------------

On April 30, 1999, the Company's stockholders approved an increase in the number of authorized common shares from 25 million to 100 million, and restated the par value of each common share from $0.25 to $0.001.

NOTE  10  -  DEBT  RESTRUCTURING
             -------------------

On August 25, 1998, the Company entered into an agreement with one of its creditors, a liquidator for a corporation in receivership, to satisfy amounts owed by the Company. Pursuant to the terms of the agreement, the creditor agreed to cancel all debt owed, relinquish ownership of 760,556 shares of the Company's common stock, and release all collateral it held, in exchange for a $130,000 cash payment.

The  Company  obtained  the  $130,000 by issuing a convertible note payable (see
Note 7) to Nevada Vermiculite, LLC, a limited liability company owned 25% by two of the Company's officers and directors. In addition, the Company issued 500,000 of its common shares and granted an option to obtain 5 million additional common shares to Nevada Vermiculite as an inducement to make the loan. The option expires October 26, 2004, and the option price is 25 cents per share. The Company valued the stock and option issued to Nevada Vermiculite at $125,000.

The shares relinquished by the creditor were issued to persons who assisted the Company in this debt restructuring. The Company has recorded these shares at their approximate fair market value of 25 cents per share. The relinquishment of the shares represented additional gain from the debt restructuring, while the issuance of the shares represented an additional cost thereof.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  DEBT  RESTRUCTURING  (CONTINUED)
             --------------------------------


The  gain  from  the  restructuring  was  as  follows:
       Principal  amount  of  mortgages  and
          other  promissory  notes  payable
          cancelled                                       $   645,961
       Accrued  interest  on  debt  cancelled               1,665,513
       Value  of  shares  relinquished  by  the
          creditor                                            190,139
                                                        -------------

       Subtotal                                             2,501,613
                                                          ------------

       Cash  payment  by  Company                            130,000
       Stock  issued  to  Nevada  Vermiculite                125,000
       Value  of  relinquished  shares  issued               190,139
                                                          -------------

       Subtotal                                              445,139
                                                          -------------

       Gain  from  restructuring                        $  2,056,474
                                                          =============

NOTE  11  -  INCOME  TAXES
             -------------

The Company incurred net operating losses for the years ended June 30, 1999 and 1998. At June 30, 1999, the Company has approximately $9.9 million of net operating loss carryforwards which expire in varying amounts through the year ending June 30, 2019.

A deferred tax asset resulting from the benefit of current and carryforward net operating losses is offset by a valuation allowance because realization of that asset is not assured. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryovers. Accordingly, no current or deferred tax benefit for the years ended June 30, 1999 and 1998 has been recognized.





                                      -18-
                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  12  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
             ---------------------------------------

The debt obligations of the Company represent the financial instruments for which fair value disclosure is required under SFAS 107. Management does not believe it is practicable to estimate the fair value of its debt.

A substantial portion of the Company's debt obligations at June 30, 1999 was owed directly to its officers, directors, and shareholders (or to entities controlled by them). All other debt is owed to non-financial institutions. Accordingly, there is no market available to estimate the fair value of this debt.

NOTE  13  -  RELATED  PARTIES
             ----------------

For the years ended June 30, 1999 and 1998, the Company shared office space and certain personnel with a company controlled by one of the Company's officers, directors, and shareholders. Common costs are allocated to the Company based on actual useage and allocable overhead. At June 30, 1999, the related entity owed the Company $20,298, and at June 30, 1998, the Company owed this entity $20,650.

Substantially all of the creditors who have converted their debt and interest into shares of the Company's stock have been officers, directors, or shareholders of the Company. These individuals also received shares of the Company's stock as an inducement for conversion of their debt.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

     Effective June 1, 1999, the Company entered into a 37-month lease agreement for office space in Denver, Colorado. Rent is payable in advance in six-month increments. Rent expense for the year ended June 30, 1999 was $2,000. Minimum future annual rent payments are $24,000 for each of the years ending June 30, 2000 and 2001, and $22,000 for the year ending June 30, 2002.

     The Company is obligated to the federal government for approximately $16,100 per year to maintain the ownership of its mineral claims.

     Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
             --------------------------------------------

     Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At June 30, 1999, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders" (see Note 8).

     Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At June 30, 1999, the principal amount of these promissory notes is included in long-term debt under the caption "other" (see Note 8).

     Amounts due other trade creditors who have brought action against the Company are included in trade accounts payable. The total of these amounts included in the balance of accounts payable at June 30, 1999 was approximately $42,000.

     An action has also been brought with respect to the purchase debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at June 30, 1999 ($772,500; see Note 5).

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  RECONCILIATION  OF  NET  LOSS  TO
        NET  CASH  USED  IN  OPERATING  ACTIVITIES
        ------------------------------------------

The reconciliation of net loss to net cash used in operating activities for the years ended June 30, 1999 and 1998 is as follows:


                                                 1999          1998
                                             ------------  ------------

  Net loss                                   $  (925,195)  $(1,018,403)
                                             ------------  ------------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation                                 2,784         2,174
      Amortization of deferred interest          249,040       249,040
      Stock issued for interest, debt
        inducement, and compensation           1,766,851       104,898
    Extraordinary gain                        (2,186,474)            0

  Changes in operating assets and
    liabilities:
      Decrease in escrow account                       0        23,795
      (Increase) in prepaid expenses              (9,645)            0
      (Increase) in other current assets          (4,130)            0
    Increase in bank overdraft                     7,648             0
    Increase in accrued interest                  16,200       322,232
    Increase (decrease) in accounts payable      415,818      (222,153)
    (Decrease) increase in due to/from
      related party                              (40,948)       20,650
                                             ------------  ------------

Total adjustments                                217,144       500,636
                                             ------------  ------------

  Net cash (used in) operating activities    $  (708,051)  $  (517,767)
                                             ============  ============
