Form 10QSB
period 1999-09-30
STANSBURY HOLDINGS CORP
filed 1999-11-12
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTERLY ENDED SEPTEMBER 30, 1999           COMMISSION FILE NUMBER
                                                                  0-6034

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

      8801  EAST  HAMPDEN,  #200,  DENVER,  COLORADO                  80231
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended June 30, 1999, its most recent fiscal year, and for the quarter ending September 30, 1999, were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates computed using $.18 per share, the closing price of the Common Stock on September 30, 1999, was approximately $8,908,023.

     As of September 30, 1999, 49,489,017 shares of the issuer's common stock were issued and outstanding, and 5,000,000 warrants were issued and outstanding.

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

     COMPETITION

         For a discussion of competition, please see ITEM 6 - PLAN OF OPERATIONS "Current Market and Competition" of this Form 10-QSB.

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

SPECIAL  NOTE  ON  FORWARD  LOKING  STATEMENTS

         Certain statements in this Form 10-QSB, under the captions "Plan of Operations," "Description of Business," "Description of Property," and elsewhere relate to future events and expectations, and as such constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following considerations:

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

     Resource Vermiculite assigned its option on the project to Dillon Vermiculite LLC in 1998. Mr. Thomas was again involved in the project as a principal, with Simon Grant-Rennick, a former Company director and others. In 1998, Dillon Vermiculite exercised its option and became the owner of the project, following which it undertook a drilling program to identify ore sources for a plan of operations. The Mining Permit (which included milling) was applied for in 1998, and granted to Dillon Vermiculite in 1999. The permit application indicated that drilling had confirmed sufficient ore at a 25% grade to support the mill at 30,000 tons of concentrate output a year for a period of twenty years.

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

     Judgments of record affecting title to the Hamilton Project include: a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable, and a judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at September 30, 1999 principal and accrued interest totaled $134,798.64 ( As of September 30, 1998).

     Other judgments against the Company, which appear in the financial statements as accounts payable, include a judgment obtained by Mike Bauernfiend, in Bergen County, New Jersey for $7,000, a judgment obtained by Martineau & Co., in Salt Lake City, Utah, for $8,000, and a judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $26,293. These judgments remain due and payable by the Company as of September 30, 1999.

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

Class 3, consisting of Aldine J. Coffman, Jr., and Edward C. Stanojev, Jr., whose terms will expire in 2002.

6.     Approval  of  the  1999  Stock  Option  Plan.

7. Approval of the selection of Haugen Springer & Co. P. C., as the Independent Auditors of the Company.



            ISSUE                               IN FAVOR              AGAINST                ABSTAIN        % IN FAVOR
                                            OF VOTES CAST
                                          EXCL. ABSTENTIONS

Item 1, International Vermiculite
  LLC JV . . . . . . . . . . . . .                   8,250,420                  392                 320      99.9952 %
Item 2, Amendment, Authorization .                   7,662,541              247,151             341,440      96.7746 %
Item 3, Amendment, Dir. Indemnity.                   7,717,372              501,282              32,478      93.5045 %
Item 4, Amendment, Dir Classified.                   8,083,879              155,253              12,300      98.0794 %
Item 5, Election of Directors
  Nominated in Proxy . . . . . . .                   8,206,388               27,704              19,040      99.6868 &
Item 6, Employee Stock Option Plan                   7,884,029              281,269              85,834      96.4324 %
Item 7, Selection of Auditor . . .                   8,249,832                  160               1,140      99.9981 %

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

CALENDAR                    OPEN   HIGH    LOW   CLOSE
7/1/95-9/30/95 (1st Qtr) .  .1875  .4375    .06   .487
10/1/95-12/31/95 (2nd Qtr)    .31    .40    .06    .18

1/1/96-3/31/96 (3rd Qtr) .   .147   .312    .05   .312
4/1/96-5/30/96 (4th Qtr) .   .375    .50    .05   .437
7/1/96-9/30/96 (1st Qtr) .   .125  .3125  .0625    .19
10/1/96-12/31/96 (2nd Qtr)    .15    .18    .11    .11

1/1/97-3/31/97 (3rd Qtr) .    .11    .14    .10    .10
4/1/97-6/30/97(4th Qtr). .    .10   .105   .015    .06
7/1/97-9/30/97 (1st Qtr) .   .065    .09  .0525    .07
10/1/97-12/31/97 (2nd Qtr)    .07    .22  .0625    .14

1/1/98-3/31/98 (3rd Qtr) .    .14    .15    .07    .07
4/1/98-6/30/98 (4th Qtr) .    .07    .39    .05    .36
7/1/98-9/30/98 (1st Qtr) .    .14    .15    .07    .07
10/1/98-12/31/98 (2nd Qtr)    .07    .39    .05    .36

1/1/99-3/31/99 (3rd Qtr) .    .38    .55    .25    .32
4/1/99-6/30/99 (4th Qtr) .    .32    .42    .23    .29
7/1/99-9/30/99 (1st Qtr) .    .29    .47    .16    .18

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

         On September 30, 1999, the last reported sale price of the Common Stock was $0.18 per share. As of September 30, 1999, there were 3,745 holders of record of the Common Stock, with 48,159,234 shares issued and outstanding.

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

     Haugen audited the financial statements of the Company for the fiscal year ending June 30, 1999. Haugen's audit report on the Company did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles.

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

     Jeffery L. Wertz, age 41, has served as a Director, Secretary, Treasurer and Chief Financial Officer of the Company since June 1997, where he has provided all aspects of accounting and compliance reporting services to the Company. From January 1998 until December 1998, Mr. Wertz served as the Chief Financial Officer of Auction Television Network, Inc., an Arizona corporation located in Warminster, Pennsylvania, and its wholly owned subsidiary, Single Source Technology, Inc. He served as the Corporate Accountant, providing accounting and reporting services, for Penn Independent, an insurance company, located in Hatboro, Pennsylvania from June 1995 to December 1997. Mr. Wertz also served as the Property Management Accountant for Pacific Southwest Mortgage, a property management company, located in San Diego, California, from December 1992 until May 1995, where he provided property accounting services for professional Southern California office and medical complexes. Mr. Wertz received his Masters Degree in Accounting, specializing in taxation, from San Diego State University in 1991, where he also received his Bachelor's Degree in Finance, Summa Cum Laude in 1989.

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

JAMES  R.  HINDMAN,  PH.D
                    A sign-on bonus of 500,000 shares of common stock, and a monthly compensation thereafter as an independent contractor, for services as an officer and director, of $3,000 per month through March 31,1999; thereafter,
                    as  an     employee, at   $6000  per  month  to  present,
                    which includes  compensation as   director.

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


                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION                                 LONG TERM
                                                                                             COMPENSATION
---------------------------------------------------------------------------------------------------------------
(a)                (b)                 (c)                 (d)                    (e)                   (f)
                                                                                                    Restricted
Name And                                                                       Annual                 Stock
Principal         Fiscal Year                                                  Compen-               Award(s)
Position          Ended June 30      Salary ($)          Bonus ($)             sation ($)              ($)

Aldine J.          1999                77,500                                     $30,000
Coffman, Jr.
President, CEO


Edward C.          1999                $24,000(1)                                 $12,000(2)            $125,000
Stanojev, Jr.      1998                $60,000(1)                                 $12,000(2)
President          1997                 $6,000(1)                                  $2,000(2)
(Resigned 1999)    1996


Jeff Wertz         1999                $60,000(3)                                 $12,000(2)            $50,000
Secretary,         1998                $39,000(3)                                 $12,000(2)
Treasurer and      1997
Chief Financial    1996
Officer


James R.           1999                $30,000             18,000                                       $218,750
Hindman, Vice      1998                                    36,000                 $12,000(2)
President          1997                                     3,000                   1,000(2)


Martin J. Peskin   1999                                                                                 $12,000(3)
Outside Director   1998                                                                                 $18,000(3)
                   1997                                                                                 $30,000(3)
                   1996                                                                                 $30,000(3)
-------------------------------------------------------------------------------------------------------------------

(1) This amount reflects the salary earned but not paid to Mr. Stanojev; such salary is due and owing to Mr. Stanojev.
(2) Each Director receives Director's Fees of $1,000 per month; however, the Directors fees have not been paid to the Directors and such Directors fees are due and owing to each Director .
(3) $62,000 of these amounts has been earned but not paid to Mr. Wertz; the accrued unpaid salary of $62,000 is due and owing to Mr. Wertz.
(4) Mr. Peskin received Directors fees of $2,500 per month through July 1997, since such time Mr. Peskin receives Directors fees of $1,000 per month; however, all such Directors fees have not been paid and are due and owing to Mr. Peskin.

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




NAME                                            POSITION  WITH  COMPANY             SHARES  BENEFICIALLY  OWNED  (1)
----                                            --------------------------     ----------------------------------------
Executive  Officers                                                                Number(2)              Percent  (2)
And  Directors:(5)
-----------------------------------------------------------------------------------------------------------------------


Aldine J. Coffman, Jr                           President and Director
Current   (3);(4). . . . . . . . . . . . . . .                                          62,500                    *
Potential (3);(4). . . . . . . . . . . . . . .                                         687,500                    1.3%

Edward C. Stanojev, Jr.. . . . . . . . . . . .  President and Director                 574,202                    1.2%

Jeffery L. WertZ                                Vice President, Chief                  200,000                    *
  Financial Officer (principal
  Financial officer) and
  Director

James R. Hindman, Ph.D.. . . . . . . . . . . .  Vice President, Chief
  Operating Officer and
  Director
Current   (3);(4). . . . . . . . . . . . . . .                                         875,000                    1.8%
Potential (3);(4). . . . . . . . . . . . . . .                                       1,500,000                    2.8%

Dr. Martin J. Peskin                            Director.                            1,582,659                    3.3%


All Directors and executive
officers as a group (5 persons)
Current   (3);(4). . . . . . . . . . . . . . .                                       3,294,361                    6.9%
Potential (3);(4). . . . . . . . . . . . . . .                                       4,544,361                    8.6%
Beneficial Owners Of More
Than 5%

Nevada Vermiculite (3) . . . . . . . . . . . .                                       5,000,000                    9.5%
----------------------------------------------------------------------------------------------------------------------

*     Less  than  1%

(1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the Common Stock indicated as beneficially owned thereby.

(2) In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares that are not outstanding, but that are subject to warrants, options or conversion privileges exercisable or convertible within 60 days of the date of this report on Form 10-QSB, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

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

                                       26
                                     ITEM 12

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

                                     ITEM 13

                        EXHIBITS AND REPORTS ON FORM 8-K

     (a)     FINANCIAL  STATEMENTS  AND  EXHIBITS

     FINANCIAL  STATEMENTS

     The unaudited consolidated financial statements of the Company and its subsidiaries filed as part of this Quarterly Report on Form 10-QSB are listed at Page F-1 of this Quarterly Report on Form 10-QSB, which listing is hereby incorporated by reference.

                       EXHIBITS

EXHIBIT  NO.                              DESCRIPTION
-----------                               -----------

     27                           Financial  Data  Schedule


     (b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

     There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  October  28,  1999           STANSBURY  HOLDINGS  CORPORATION



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

SIGNATURES                               TITLE                        DATE
--------------------------------------------------------------------------------

/s/ Aldine J. Coffman, Jr.   President And Chief Executive      October 28, 1999
--------------------------   Officer(principal executive
Aldine  J.  Coffman,  Jr.    officer) and Director

/s/  Jeffrey  L.  Wertz      Vice  President, Chief Financial  October  28, 1999
--------------------------   Officer  (principal  financial
Jeffrey  L.  Wertz           officer)  and  Director

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES








           FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDING SEPTEMBER 30, 1999

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED OPERATING STATEMENT
          THREE MONTHS ENDING SEPTEMBER 30, 1999 AND SEPTEMBER 30. 1998

                                             1999          1998
                                         ------------  ------------
  Revenues. . . . . . . . . . . . . . .  $         -   $         -

  Expenses:
    General and administrative. . . . .      352,809       221,511
    Taxes . . . . . . . . . . . . . . .            -             -
    Interest. . . . . . . . . . . . . .      593,428       130,203
                                         ------------  ------------

  Total Expenses. . . . . . . . . . . .      946,237       351,714

  Loss from operations. . . . . . . . .     (946,237)     (351,714)

  Other income. . . . . . . . . . . . .           65             -
                                         ------------  ------------

  Net Loss. . . . . . . . . . . . . . .  $  (946,172)  $  (351,714)

  Basic and diluted earnings per share:

    Loss from continuing operations . .        (0.02)        (0.01)

    Net Loss. . . . . . . . . . . . . .        (0.02)        (0.01)

  Basic and diluted weighted average
    shares outstanding. . . . . . . . .   47,203,585    24,736,674

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Three Months Ended September 30
                                   -------------------------------
                                             1999          1998
                                             ----          ----


Net loss. . . . . . . . . . . . . . . . . .  $(946,172)  $(351,714)
Adjustment to reconcile net loss to
  net cash (used in) operating activities
    Stock issued for interest, debt
      inducement and compensation . . . . .    711,854     270,960
    Depreciation. . . . . . . . . . . . . .        670           -
    Decrease in prepaid expenses. . . . . .      4,823           -
    (Increase) in other assets. . . . . . .     (3,500)          -
    Increase in accounts payable. . . . . .     44,289      46,149
    (Decrease) in other current liabilities     (6,353)      1,194
                                             ----------  ----------
Net cash (used in) operating activities . .   (194,389)    (33,411)

Cash flows from investing activities:
  Investments in undeveloped mineral
    claims and projects . . . . . . . . . .     25,833       4,385
  Investments in other natural resource
    claims and projects . . . . . . . . . .     53,854           -
  Purchases of other property and
    equipment . . . . . . . . . . . . . . .      2,307           -
                                             ----------  ----------

Net cash (used in) investing activities . .    (81,994)     (4,385)

Cash flows from financing activities
  Payments on Elk Creek acquisition
    obligations . . . . . . . . . . . . . .    (67,000)          -
  Proceeds from convertible notes
    payable to officers and shareholders. .    311,680     125,000
  Satisfaction of convertible notes
    payable to officers and shareholders. .   (432,945)    (86,000)
  Increase in accrued interest on
    convertible notes and notes payable . .     40,649           -
  Stock issued for conversion of
    term debt . . . . . . . . . . . . . . .    440,035           -
                                             ----------  ----------

Net cash provided by financing activities .    292,419      39,000
                                             ----------  ----------

Net increase (decrease) in cash . . . . . .     16,036       1,204

Cash at beginning of year . . . . . . . . .     (7,648)      1,685
                                             ----------  ----------

Cash at end of year . . . . . . . . . . . .  $   8,388   $   2,889
                                             ==========  ==========

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS. . . . . . . . . . . . . . . . . . . . . . .  Sep 30, '99    Jun 30, '99
                                                     -------------  -------------

Current Assets:
  Cash and cash equivalents . . . . . . . . . . . .  $      8,388   $          -
  Prepaid expenses. . . . . . . . . . . . . . . . .         4,822          9,645
  Due from related party. . . . . . . . . . . . . .        20,298         20,298
  Other . . . . . . . . . . . . . . . . . . . . . .         7,631          4,130
                                                     -------------  -------------
    Total Current Assets. . . . . . . . . . . . . .        41,139         34,073

Property and Euipment at cost:
  Undeveloped mineral claims and
    projects, using the full-cost method. . . . . .    19,056,167     19,030,333
  Buidlings . . . . . . . . . . . . . . . . . . . .       100,000        100,000
  Other property and equipment. . . . . . . . . . .         4,107          1,800
  Development costs other projects. . . . . . . . .        82,977         29,123
                                                     -------------  -------------
                                                       19,243,251     19,161,256

Less:    accumualted depreciation . . . . . . . . .       (26,437)       (25,767)
                                                     -------------  -------------
    Net Property and Equipment. . . . . . . . . . .    19,216,814     19,135,489

Deposits. . . . . . . . . . . . . . . . . . . . . .        20,000         20,000
                                                     -------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .    19,277,953     19,189,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft. . . . . . . . . . . . . . . . . .             -          7,648
  Elk Creek acquisition obligations . . . . . . . .     1,355,500      1,422,500
  Current Installment of long-term debt . . . . . .     1,434,123      1,607,739
  Convertible notes payable to officers
    and shareholders. . . . . . . . . . . . . . . .       506,500        460,500
  Convertible note to related party . . . . . . . .       130,000        130,000
  Accrued Interest. . . . . . . . . . . . . . . . .       989,155        948,507
  Trade accounts payable. . . . . . . . . . . . . .       522,540        478,251
                                                     -------------  -------------
    Total Current Liabilities . . . . . . . . . . .     4,937,818      5,055,145

Long-Term Debt. . . . . . . . . . . . . . . . . . .             -              -
                                                     -------------  -------------

Total Liabilities . . . . . . . . . . . . . . . . .     4,937,818      5,055,145

Stockholders' Equity:
  Common stock, par value $0.001, authorized
    100,000,000 , issued and outstanding 48,159,234
    and 43,828,773 at September 30, 1999 and
    June 30, 1999 respectively. . . . . . . . . . .        83,465         43,829
    Paid-in capital . . . . . . . . . . . . . . . .    20,189,346     19,077,092
    Deferred interest . . . . . . . . . . . . . . .      (337,731)      (337,731)
    Accumulated deficit . . . . . . . . . . . . . .    (5,594,945)    (4,648,773)
                                                     -------------  -------------
    Total Stockholders' Equity. . . . . . . . . . .    14,340,135     14,134,417
                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY . . . .  $ 19,277,953   $ 19,189,562
                                                     =============  =============

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

Undeveloped  Mineral  Claims  and  Projects
-------------------------------------------

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


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

     Reclassifications
     -----------------

Certain reclassifications were made to the June 30, 1998 financial statements to conform to the June 30, 1999 classification. These reclassifications also permitted comparability for the September 30, 1998 and September 30, 1999 statements presented herein.

Shares  of  Common  Stock  Issued  for  Prior  Services
-------------------------------------------------------

In settlement with two directors of the Company, stock was issued in the current period in satisfaction of Directors' fees, or related expenses, a portion of which had been incurred in prior periods but not recorded. One Director was a former President of the Company, Mr. Donald Sanford. The other Director still currently serves as an Outside Director, Dr. Martin Peskin.

Mr. Sanford had incurred expenses during his tenure as President, which had been recorded but not paid. During the period ending June 30, 1998, these expenses were converted to a Note and recorded as a Note Payable. The Note called for periodic partial payments. Except for the original interest payment, these payments were not made. In satisfaction of the Note, Mr. Sanford received 27,986 shares. The agreement satisfied the Note principal of $6,353.14 plus $643.32 in additional interest.

In  April  of  1999,  Dr. Peskin presented to the current Board of Directors his
proposal  to satisfy prior years' Directors' Fees owed to him.   These fees went
back to the beginning of calendar 1994. These fees had not been charged to the Company during that or any of the subsequent reporting periods. During the current period, the Board reviewed Dr. Peskin's claims and issued the following shares:
       Periods  of  Service                During  Period
     ----------------------               ---------------
      1/1/1994  -  6/30/1997               252,000  shares
      7/1/1997  -  6/30/1998                72,000  shares
      7/1/1998  -  6/30/1999                48,000  shares
                                           ----------------
           Total                           372,000  shares

These issuances resulted in a total of $93,000 in Directors' Fees incurred in prior periods being recognized in the current period. Restatement of the financial statements as a result of this treatment is not anticipated.

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

Undeveloped  Mineral  Claims  and  Projects
-------------------------------------------

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


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

     Reclassifications
     -----------------

Certain reclassifications were made to the June 30, 1998 financial statements to conform to the June 30, 1999 classification. These reclassifications also permitted comparability for the September 30, 1998 and September 30, 1999 statements presented herein.

Shares  of  Common  Stock  Issued  for  Prior  Services
-------------------------------------------------------

In settlement with two directors of the Company, stock was issued in the current period in satisfaction of Directors' fees, or related expenses, a portion of which had been incurred in prior periods but not recorded. One Director was a former President of the Company, Mr. Donald Sanford. The other Director still currently serves as an Outside Director, Dr. Martin Peskin.

Mr. Sanford had incurred expenses during his tenure as President, which had been recorded but not paid. During the period ending June 30, 1998, these expenses were converted to a Note and recorded as a Note Payable. The Note called for periodic partial payments. Except for the original interest payment, these payments were not made. In satisfaction of the Note, Mr. Sanford received 27,986 shares. The agreement satisfied the Note principal of $6,353.14 plus $643.32 in additional interest.

In  April  of  1999,  Dr. Peskin presented to the current Board of Directors his
proposal  to satisfy prior years' Directors' Fees owed to him.   These fees went
back to the beginning of calendar 1994. These fees had not been charged to the Company during that or any of the subsequent reporting periods. During the current period, the Board reviewed Dr. Peskin's claims and issued the following shares:
       Periods  of  Service                During  Period
     ----------------------               ---------------
1/1/1994  -  6/30/1997               252,000  shares
7/1/1997  -  6/30/1998                 72,000  shares
7/1/1998  -  6/30/1999                 48,000  shares
                                     ----------------
     Total                           372,000  shares

These issuances resulted in a total of $93,000 in Directors' Fees incurred in prior periods being recognized in the current period. Restatement of the financial statements as a result of this treatment is not anticipated.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

     Summary  of  Share  Issuances
     -----------------------------

The following amounts represent shares issued by the Company in satisfaction of convertible notes, accrued interest and other obligations.

          Expenses     Interest Expense     Debt Reduction     Accrued  Interest
          --------     ----------------     --------------     -----------------

          $159,594     $   544,930          $    440,036          $  7,330

 Shares:   638,376       2,179,720             1,760,144            29,320

     Interest  Expense
     -----------------

Of the $593,428 in total interest expense reported in the period, $219,495 was a result of note conversion agreements made with investors whose investments were made prior to June 30, 1999. These conversion agreements resulted in the issuance of 877,980 shares in the current period. Interest expense of $13,834 was recorded in the current period as a result of vendors' accounts payable. Interest expense associated with investments made or outstanding in the current period was $360,099.

NOTE  2  -  GOING  CONCERN  STATEMENT
            -------------------------

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time. At September 30, 1999, its negative working capital was approximately $4.909 million and accumulated deficit was approximately $5.6 million.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 1999 consolidated financial statements, and reported the Company's 10K-SB for that reporting period. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Total consideration included the issuance of 5.75 million common shares valued at $2.05 million, the assumption of $1,752,500 in debt, and a commission of $37,500. As of September 30, 1999, the $1,752,500 in debt assumed has been reduced by $595,000 by a combination of stock and cash payments, leaving a balance of $1,357,500. As of September 30, 1999, Stansbury was liable to the seller for an additional $200,000, to be paid either in cash or shares of the Company's common stock.

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

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  ACQUSITION  OF  ELK  CREEK  VERMICULITE,  INC.  (CONTINUED)
          -------------------------------------------------------------

Elk Creek was acquired from an entity that is controlled by an individual who was a former officer and director of Stansbury. At September 30, 1999, this individual also owned 30,050 shares of the Company's common stock.

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

                                          YEARS  ENDED  JUNE  30,
                                           1999          1998
                                       ------------  ------------
      Revenues. . . . . . . . . . . .  $         0   $         0
                                       ============  ============

      Loss before extraordinary items  $(3,354,664)  $(1,399,176)
                                       ============  ============

      Net loss. . . . . . . . . . . .  $(1,298,190)  $(1,399,176)
                                       ============  ============

      Loss per share. . . . . . . . .  $     (0.04)  $     (0.05)
                                       ============  ============


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  ELK  CREEK  ACQUISITION  OBLIGATIONS
          --------------------------------------

Obligations remaining from the Elk Creek acquisition (see Note 4) at September 30, 1999 consisted of the following:

          Four  promissory  notes  payable          $   400,000
          Purchase  debt  obligation                    762,500
          Due  to  Elk  Creek  seller                   200,000
                                                    ------------
                                                     $1,422,500
                                                     ==========

The four promissory notes each bear interest at the rate of 12%, and are due as follows: $50,000 plus accrued interest on June 30, 1999; $150,000 plus accrued interest on August 12, 1999; and $200,000 plus accrued interest on November 24, 1999. As of September 30, 1999, $7,000 had been paid towards the June 30 Note.

The purchase debt obligation assumed in the Elk Creek acquisition is evidenced by an asset purchase agreement by which Elk Creek acquired its interests in mining claims and projects. Elk Creek was in default of the payment terms of this agreement as of the date of Stansbury's acquisition. The original principal balance of the obligation was $812,500, and the Company had made payments totaling $50,000 through September 30, 1999.

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE
            TO  OFFICERS  AND  SHAREHOLDERS
            -------------------------------
Convertible notes payable to officers and shareholders at September 30, 1999 and 1998 consisted of the following:

                                 1999                 1998
                                 ----                 ----
90-Day Notes (12%)           $   24,000            $ 255,800
180-Day  Notes (10%)            482,200               10,000
                             ----------            ---------
                             $  506,200           $  265,800
                             ==========           ==========

Both classes of notes provide that the Company, at its option, can convert the principal and accrued interest to shares of its common stock. The Company issued common shares to the holders of both classes of notes as an inducement to make the loans. The value of such inducement shares charged to interest expense during the year ended June 30, 1999 was $996,328, and $312,500 for the three months ending September 30, 1999.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE  8  -  LONG-TERM  DEBT
            ---------------

     Long-term  debt  at September 30, 1999 and 1998 consisted of the following:

                                                1999        1998
                                          ----------  ----------
  Officers, directors and shareholders:
----------------------------------------
  Promissory notes bearing interest
   at rates from 12% to 15%. . . . . . .  $1,107,792  $1,200,348
  Mortgages payable, interest
    Prepaid. . . . . . . . . . . . . . .     429,000     449,000

  Other:
---------
    Mortgages and other promissory
    notes payable to liquidator
    (see Note 10 ) . . . . . . . . . . .           0           0
  Other promissory notes and
    obligations payable. . . . . . . . .     379,051     379,031
                                          ----------  ----------

   Long-term debt. . . . . . . . . . . .   1,915,843   2,028,379

   Less current installments . . . . . .   1,915,843   2,028,379
                                          ----------  ----------

   Long-term portion . . . . . . . . . .  $        0  $        0
                                          ==========  ==========

The promissory notes and mortgages payable to officers, directors, and shareholders were past due as of September 30,1999. Interest on the mortgages payable was prepaid, and amortization of that prepaid interest was complete prior to July 1, 1997.




                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  LONG-TERM  DEBT  (CONTINUED)
            ----------------------------

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


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  DEBT  RESTRUCTURING  (CONTINUED)
             --------------------------------

The  gain  from  the  restructuring  was  as  follows:

  Principal amount of mortgages and
  other promissory notes payable
  cancelled . . . . . . . . . . . . . .  $                          645,961
    Accrued interest on debt cancelled.                           1,665,513
    Value of shares relinquished by the
  creditor. . . . . . . . . . . . . . .                             190,139
                                         ----------------------------------

    Subtotal. . . . . . . . . . . . . .                           2,501,613
                                         ----------------------------------

    Cash payment by Company . . . . . .                             130,000
    Stock issued to Nevada Vermiculite.                             125,000
    Value of relinquished shares issued                             190,139
                                         ----------------------------------

    Subtotal. . . . . . . . . . . . . .                             445,139
                                         ----------------------------------

    Gain from restructuring . . . . . .  $                        2,056,474
                                         ==================================


NOTE  11  -  INCOME  TAXES
             -------------

The Company incurred net operating losses for the years ended June 30, 1999 and 1998. At June 30, 1999, the Company has approximately $9.9 million of net operating loss carry-forwards, which expire in varying amounts through the year ending June 30, 2019.

A deferred tax asset resulting from the benefit of current and carryforward net operating losses is offset by a valuation allowance because realization of that asset is not assured. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryovers. Accordingly, no current or deferred tax benefit for the years ended June 30, 1999 and 1998 was recognized, nor for the current period.

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

A substantial portion of the Company's debt obligations at September 30, 1999 was owed directly to its officers, directors, and shareholders (or to entities controlled by them). All other debt is owed to non-financial institutions. Accordingly, there is no market available to estimate the fair value of this debt.

NOTE  13  -  RELATED  PARTIES
             ----------------

For the years ended June 30, 1999 and 1998, the Company shared office space and certain personnel with a company controlled by one of the Company's officers, directors, and shareholders. Common costs are allocated to the Company based on actual usage and allocable overhead. At June 30, 1999, the related entity owed the Company $20,298, and at June 30, 1998, the Company owed this entity $20,650. The September 30, 1999 balance remained at $20,298.

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

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  CONTINUED)
             -------------------------------------------

     Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At September 30, 1999, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders" (see Note 8).

     Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At September 30, 1999, the principal amount of these promissory notes is included in long-term debt under the caption "other" (see Note 8).

     Amounts due other trade creditors who have brought action against the Company are included in trade accounts payable. The total of these amounts included in the balance of accounts payable at September 30, 1999 was approximately $42,000.

     An action has also been brought with respect to the purchase debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at September 30, 1999 ($772,500; see Note 5).