Form 10QSB
period 1999-12-31
STANSBURY HOLDINGS CORP
filed 2000-02-11
CIK 93566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1999         Commission File No.  0-6034
                                                                     -----------


                         STANSBURY HOLDINGS CORPORATION
                    (Exact Name as Specified in Its Charter)

          STATE OF UTAH                                          87-0281239
           -------------                                          ----------
     (State of Incorporation)                                 (I.R.S. Employer
                                                          Identification Number)

8801  East  Hampden  Avenue  Suite  200,  Denver, CO 80231         UNITED STATES
--------------------------------------------------------------------------------
   (Address  of  Principal  Executive  Offices)                     (Country)


               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                 (720) 748-1407


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                                YES__X__   NO  ____
                                     -

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

At December 31, 1999, there were outstanding 53,627,197 common shares, $0.001 par value.

                         STANSBURY HOLDINGS CORPORATION

                              INDEX TO FORM 10-QSB

     Item                                                               Page
--------------                                                          ----

PART  1  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

Item  2.     Plan  of  Operations

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Under  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  of  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM  1-  FINANCIAL  STATEMENTS

                    STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 1999


                                                            Dec 31, '99    Jun 30, '99
                                                           -------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $        625   $          -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .        19,440          9,645
  Due from related party. . . . . . . . . . . . . . . . .        20,298         20,298
  Other . . . . . . . . . . . . . . . . . . . . . . . . .             -          4,130
                                                           -------------  -------------
    Total Current Assets. . . . . . . . . . . . . . . . .        40,363         34,073

Property and Equipment at cost:
  Undeveloped mineral claims and
    projects, using the full-cost method. . . . . . . . .    19,208,576     19,030,333
  Buildings . . . . . . . . . . . . . . . . . . . . . . .       100,000        100,000
  Other property and equipment. . . . . . . . . . . . . .         4,107          1,800
  Development costs other projects. . . . . . . . . . . .       153,466         29,123
                                                           -------------  -------------
                                                             19,466,149     19,161,256

Less:    accumulated depreciation . . . . . . . . . . . .       (26,437)       (25,767)
                                                           -------------  -------------
    Net Property and Equipment. . . . . . . . . . . . . .    19,439,712     19,135,489

Deposits. . . . . . . . . . . . . . . . . . . . . . . . .        20,000         20,000
                                                           -------------  -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .    19,500,075     19,189,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Bank overdraft. . . . . . . . . . . . . . . . . . . . .             -          7,648
  Elk Creek acquisition obligations . . . . . . . . . . .     1,355,500      1,422,500
  Current Installment of long-term debt . . . . . . . . .     1,303,303      1,607,739
  Convertible notes payable to officers
    and shareholders. . . . . . . . . . . . . . . . . . .       401,700        460,500
  Convertible note to related party . . . . . . . . . . .       130,000        130,000
  Accrued Interest. . . . . . . . . . . . . . . . . . . .       906,786        948,507
  Trade accounts payable. . . . . . . . . . . . . . . . .       577,407        478,251
                                                           -------------  -------------
    Total Current Liabilities . . . . . . . . . . . . . .     4,674,696      5,055,145

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . .             -              -
                                                           -------------  -------------
Total Liabilities . . . . . . . . . . . . . . . . . . . .     4,674,696      5,055,145

Stockholders' Equity:
  Common stock, par value $0.001, authorized 100,000,000,
    issued and outstanding 53,627,197 and 43,828,773 at
    December 31, 1999 and June 30, 1999 respectively. . .        88,481         43,829
    Paid-in capital . . . . . . . . . . . . . . . . . . .    21,433,246     19,077,092
    Deferred interest . . . . . . . . . . . . . . . . . .      (337,731)      (337,731)
    Accumulated deficit . . . . . . . . . . . . . . . . .    (6,358,617)    (4,648,773)
                                                           -------------  -------------
    Total Stockholders' Equity. . . . . . . . . . . . . .    14,825,379     14,134,417
                                                           -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY . . . . . . .  $ 19,500,075   $ 19,189,562
                                                           =============  =============



                       STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months                Six Months
                                             Ended December 30          Ended December 30
                                           ----------------------     ----------------------
                                              1999        1998         1999         1998
                                           ----------  -----------  -----------  -----------
OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . .   (738,083)   1,864,420   (1,699,332)   1,512,706
  Adjustments to reconcile Net Income
  to net cash provided by operations:
    Prepaid Expenses. . . . . . . . . . .     (6,988)                   (5,665)
    Accounts Payable. . . . . . . . . . .     33,980       58,599      107,342      104,747
    Accrued Int. Payable. . . . . . . . .    (82,370)  (1,654,113)     (41,721)  (1,649,313)
    Due from related party. . . . . . . .                 (38,243)                  (41,849)
                                          ----------  -----------  -----------  -----------
Net cash provided by Operating Activities   (793,461)     230,663   (1,639,377)     (73,709)
INVESTING ACTIVITIES
    Other Property and Equipment. . . . .                               (2,307)
    Accumulated Depreciation. . . . . . .                                  670
    Undeveloped Mineral Claims. . . . . .   (148,887)      (3,985)    (245,067)      (8,371)
    Development Costs Other Projects. . .    (65,889)      (2,816)    (124,517)      (2,816)
Net cash provided by Investing Activities   (214,776)      (6,801)    (371,221)     (11,187)
FINANCING ACTIVITIES
    Notes Payable . . . . . . . . . . . .   (203,600)    (480,962)    (381,936)    (441,961)
    Note Payable to a Related Party . . .                 130,000                   130,000
    Common Stock. . . . . . . . . . . . .      4,976          113       44,652      215,074
    Common Stock to Issue . . . . . . . .                 125,000                    75,000
    Capital in Excess of Par. . . . . . .  1,203,940                 2,356,154       50,000
    Correction P/Y Acctng Entry . . . . .                                            56,000
                                          ----------  -----------  -----------  -----------

Net cash provided by Financing Activities  1,005,316     (225,850)   2,018,870       84,113
                                           ----------  -----------  -----------  -----------

Net cash increase for period. . . . . . .     (2,920)      (1,988)       8,272         (783)
Cash at beginning of period . . . . . . .      3,545        2,889       (7,647)       1,684
                                           ----------  -----------  -----------  -----------
Cash at end of period . . . . . . . . . .        625          901          625          901
                                           ==========  ===========  ===========  ===========






                   STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED OPERATING STATEMENT
            THREE AND SIX MONTHS ENDING DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                             THREE MONTHS ENDING           SIX MONTHS ENDING
                                         DEC. 1999        DEC. 1998     DEC. 1999       DEC. 1998
                                         ---------      ---------      ---------       ---------
  Revenues                               $         -   $         -   $         -   $-

  Development Costs . . . . . . . . . .            -        75,704        10,260       143,668
  Expenses:
    Sales and Commissions . . . . . . .       22,260        51,743        78,314       114,285
    Office Expenses . . . . . . . . . .      115,439        12,381       229,254        15,334
    Professional Services . . . . . . .      302,438        38,656       455,358       112,048
    Other General and administrative. .        1,612           567        25,350         1,910
    Mining Expenses . . . . . . . . . .            -             -        16,100        12,400
    Taxes . . . . . . . . . . . . . . .            -           517             -         1,257
    Interest. . . . . . . . . . . . . .      296,358        12,485       884,786       142,865
                                         ------------  ------------  ------------  ------------

  Total Expenses. . . . . . . . . . . .      738,107       192,053     1,699,422       543,767

  Loss from operations. . . . . . . . .     (738,107)     (192,053)   (1,699,422)     (543,767)

  Other income. . . . . . . . . . . . .           25     2,056,474            90     2,056,474
                                         ------------  ------------  ------------  ------------

  Net Loss. . . . . . . . . . . . . . .  $  (738,082)  $ 1,864,421   $(1,699,332)  $ 1,512,707

  Basic and diluted earnings per share:

    Loss from continuing operations . .        (0.01)        (0.01)        (0.03)        (0.02)

    Net Loss. . . . . . . . . . . . . .        (0.01)         0.07         (0.03)         0.06

  Basic and diluted weighted average
    shares outstanding. . . . . . . . .   52,146,410    24,899,585    49,596,409    24,524,515


SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION  AND  SUMMARY
          OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          --------------------------------------------------

     Reclassifications
     -----------------

Certain reclassifications were made to the June 30, 1998 financial statements to conform to the June 30, 1999 classification. These reclassifications also permitted comparability for the December 31, 1998 and December 31, 1999 statements presented herein.

     Summary  of  Share  Issuances
     -----------------------------

The following amounts represent shares issued during the fiscal year by the Company in satisfaction of convertible notes, accrued interest and other obligations.

                                              Three  Months
                                             Ending  12/31/99
                                   Dollars                     Shares
  Retirement of Convertible
    Notes to Shareholders
    or Vendors: . . . . . . . .  $   360,600                  1,442,400
  Interest on Notes or Vendor
    Agreements: . . . . . . . .  $   376,229                  1,576,146
  Acquisition and Development
    Costs:. . . . . . . . . . .  $   151,088                    604,352
  Commissions and Investor
    Consulting: . . . . . . . .  $   183,500                    734,000
  Expenses Settled and Recorded
    in Current Period, but
    Incurred in Prior Periods:.  $   137,500                    550,000
                                 -------------                 ---------

  Total . . . . . . . . . . . .  $ 1,208,917                  4,906,898
                                 =============                =========


"Expenses Settled and Recorded in Current period, but Incurred in Prior Periods" refers to a settlement with two prior Directors. The expenses were in settlement of a combined $118,019 in Director's Fees and $19,481 in Rent Expense reimbursed to one of these Directors. Although these expenses were incurred in prior periods (1994 - 1997), due to their settlement with a stock issuance in the current period, these expenses are being recognized in the current period.



    STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  2  -  GOING  CONCERN  STATEMENT
            -------------------------

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time. At December 31, 1999, its negative working capital was approximately ($4.63) million and accumulated deficit was approximately ($6.36) million.

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

During June 1999, the Company capitalized $3.99 million of undeveloped mining claims and projects related to its acquisition of Elk Creek and Dillon (see Note
4). Additionally, the Company capitalized approximately $97,000 and $68,000 during the years ended June 30, 1999 and 1998, respectively, for mine development costs. At December 31, 1999 a total of $4.18 million had been capitalized as costs related to this acquisition.

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

Total consideration included the issuance of 7.85 million common shares valued at $2.22 million and the assumption of $1,752,500 in debt. As of December 31, 1999, the $1,752,500 in debt assumed has been reduced by $597,000 by a combination of stock and cash payments, leaving a balance of $1,155,500. As of December 31, 1999, Stansbury was also liable to the sellers for an additional $200,000, to be paid either in cash or shares of the Company's common stock.

The assets of Elk Creek and Dillon represent various undeveloped mining claims and projects, and an office and warehouse building, located in the state of Montana. The total consideration of $4.04 million was allocated $50,000 to the office and warehouse building, and the remainder to the undeveloped mining claims and projects.

Elk Creek was acquired from an entity that is controlled by an individual who was a former officer and director of Stansbury. At December 31, 1999, this individual also owned 30,050 shares of the Company's common stock.

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
                                       ============  ============




NOTE  5  -  ELK  CREEK  ACQUISITION  OBLIGATIONS
          --------------------------------------

Obligations remaining from the Elk Creek acquisition (see Note 4) at December 31, 1999 consisted of the following:

          Four  promissory  notes  payable          $   393,000
          Purchase  debt  obligation                    762,500
          Due  to  Elk  Creek  seller                   200,000
                                                    ------------
                                                     $1,355,500
                                                     ==========

The four promissory notes each bear interest at the rate of 12%, and are due as follows: $50,000 plus accrued interest on June 30, 1999; $150,000 plus accrued interest on August 12, 1999; and $200,000 plus accrued interest on November 24, 1999. As of December 31, 1999, $7,000 had been paid towards the June 30 Note.

The purchase debt obligation assumed in the Elk Creek acquisition is evidenced by an asset purchase agreement by which Elk Creek acquired its interests in mining claims and projects. Elk Creek was in default of the payment terms of this agreement as of the date of Stansbury's acquisition. The original principal balance of the obligation was $812,500, and the Company had made payments totaling $50,000 through December 31, 1999.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE  TO  OFFICERS  HAREHOLDERS
            ------------------------------------------------------

Convertible notes payable to officers and shareholders at December 31, 1999 and 1998 consisted of the following:


                       1999        1998
                     ---------   ----------
90-Day Notes. (12%)   $ 24,000    $348,800
180-Day Notes (10%)    377,700      10,000
                      --------    --------
                     $ 401,700    $358,800
                     =========    ========



Both classes of notes provide that the Company, at its option, can convert the principal and accrued interest to shares of its common stock. The Company issued common shares to the holders of both classes of notes as an inducement to make these loans. The value of such inducement shares charged to interest expense during the year ended June 30, 1999 was $996,328 and $436,250 for the six months ending December 31, 1999.

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

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  LONG-TERM  DEBT
            ---------------


     Long-term  debt  at  December 31, 1999 and 1998 consisted of the following:

                                                1999           1998
                                          --------------  -------------

  Officers, directors and shareholders:
----------------------------------------
  Promissory notes bearing interest
   at rates from 12% to 15%. . . . . . .  $      432,385  $   1,131,221
  Mortgages payable, interest
    Prepaid. . . . . . . . . . . . . . .         429,000        449,000
  Other:
----------------------------------------
Other promissory notes and
    obligations payable. . . . . . . . .         441,918        896,285
                                          --------------  -------------

   Long-term debt. . . . . . . . . . . .       1,303,303      2,476,506

   Less current installments . . . . . .       1,303,303      2,476,506
                                          --------------  -------------

   Long-term portion . . . . . . . . . .  $            0  $           0
                                          ==============  =============



The promissory notes and mortgages payable to officers, directors, and shareholders were past due as of September 30,1999. Interest on the mortgages payable was prepaid, and amortization of that prepaid interest was complete prior to July 1, 1997. Conversion of these two debts to the Company's common shares is expected to occur in February 2000.

Other notes payable and obligations represent amounts payable to former trade creditors of the Company. The Company is in default of these amounts, and interest accrues on the outstanding principal balances at rates that average approximately 12%. The Company will seek to settle these obligations with a combination of cash and common stock.

NOTE  9  -  STOCKHOLDERS'  EQUITY
---------------------------------

On April 30, 1999, the Company's stockholders approved an increase in the number of authorized common shares from 25 million to 100 million, and restated the par value of each common share from $0.25 to $0.001. At December 31, 1999, there were 53,627,197 shares of the Company's common stock outstanding.

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

The  gain  from  the  restructuring  was  as  follows:

  Principal amount of mortgages and
  other promissory notes payable
  cancelled . . . . . . . . . . . . . .  $                645,961
    Accrued interest on debt cancelled.                 1,665,513
    Value of shares relinquished by the
  creditor. . . . . . . . . . . . . . .                   190,139
                                         ------------------------

    Subtotal. . . . . . . . . . . . . .                 2,501,613
                                         ------------------------

    Cash payment by Company . . . . . .                   130,000
    Stock issued to Nevada Vermiculite.                   125,000
    Value of relinquished shares issued                   190,139
                                         ------------------------

    Subtotal. . . . . . . . . . . . . .                   445,139
                                         ------------------------

    Gain from restructuring . . . . . .  $              2,056,474
                                         ========================

     STANSBURY  HOLDINGS  CORPORATION  AND  SUBSIDIARIES
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  11  -  INCOME  TAXES
             -------------

The Company incurred net operating losses for the years ended June 30, 1999 and 1998. At June 30, 1999, the Company has approximately $9.9 million of net operating loss carry-forwards, which expire in varying amounts through the year ending June 30, 2019.

A deferred tax asset resulting from the benefit of current and carryforward net operating losses is offset by a valuation allowance because realization of that asset is not assured. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryovers. Accordingly, no current or deferred tax benefit for the fiscal and tax years ended June 30, 1999 and 1998 was recognized, nor for the current period.

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
             ----------------

For the years ended June 30, 1999 and 1998, the Company shared office space and certain personnel with a company controlled by one of the Company's officers, directors, and shareholders. Common costs are allocated to the Company based on actual usage and allocable overhead. At June 30, 1999, the related entity owed the Company $20,298, and at June 30, 1998, the Company owed this entity $20,650. The December 31, 1999 balance remained at $20,298.

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

     The Company is obligated to the federal government for approximately $16,100 per year to maintain the ownership of its mineral claims. The Company has approximately $42,000 in payroll taxes due to various state, local and federal agencies. These are included in the Company's accounts payable.

     Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

     Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At December 31, 1999, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders" (see Note 8).

     Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At December 31, 1999, the principal amount of these promissory notes is included in long-term debt under the caption "other" (see Note 8).

     Amounts due other trade creditors who have brought action against the Company are included in trade accounts payable. The total of these amounts included in the balance of accounts payable at December 31, 1999 was approximately $42,000.

     An action has also been brought with respect to the purchase debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at December 31, 1999 ($772,500; see Note 5).

                                     PART I

                           ITEM 2 - PLAN OF OPERATIONS

PLAN  OF  OPERATIONS

                                     GENERAL

     The  Company  is  currently  directing  its  efforts  to:

(1) through the International Vermiculite joint venture, conducting mining and milling operations on the Dillon Vermiculite Project; this project is expected to be in full operation during the first calendar quarter of the year 2000. About 20 tons of ore were mined and concentrated to an adequate product for shipment to a customer, in December, 1999, as a test run of a portion of the mill. The operation is permitted for a production

(2) on its own, initiate a re-assessment of its resources at its Hamilton Vermiculite property, and through International Vermiculite, commence a high grade mining operation with limited milling, utilizing if possible the Dillon Project Mill for final grade concentration, The Company's mining experts have recommended that mining and milling operations at the Hamilton property be incrementally phased in with the first stage being a small pilot plant designed to produce up to 1,000 tons per month of coarse-sized vermiculite concentrates. The Company believes that this will allow for a much more rapid and cost effective way to begin producing vermiculite concentrates to market and to use as feed material at such time as the Company becomes involved in the processing of vermiculite into end user products. It will be the Company's intent to perform additional drilling programs on the claims on the Hamilton property as part of the joint venture. Current ore deposit estimates are based solely on the results of a drilling program performed in 1986. Although the results of this program are considered valid, the area covered by the drilling program was only a fraction of the mapped and inferred vermiculite deposit.

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

     (B)     UNPATENTED  LODE  MINING  CLAIMS  AND  MILL  SITE  CLAIMS:

      The Company is the holder of 96 unpatented lode mining claims in Ravalli County, Montana, which were formerly managed and developed under the name of "Western Vermiculite". These claims and the development of a mining and milling project to exploit the Skalkaho Mountain vermiculite deposit covered by these claims is referred to as the "Hamilton Vermiculite Project". A "mineral deposit" or "mineralized material" is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

     The Company believes that the smaller scale of the Hamilton Vermiculite Project's initial phase will allow for a more cost effective means to develop the initial market for Hamilton vermiculite concentrates as well as to gather critical data for the design of a larger mill. It is possible that the Hamilton Vermiculite Project will be expanded in a stepwise manner until it eventually achieves the overall size and production capacity originally proposed in the Plan of Operation discussed in the Final Environmental Impact Statement. It is expected that the smaller initial development of the property will fall within the scope of the Environmental Impact Statement.

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

                          EXPLORATION STAGE ACTIVITIES

     Nevada Vermiculite LLC has located 16 unpatented mining claims in Nevada, and has filed a plan of operations with the BLM to conduct exploratory drilling on the project. The Company would expect to participate in this project should the drilling program prove successful, since actual mining and milling would be conducted through the International Vermiculite joint venture. The drilling program is anticipate to occur in the first quarter of calendar year 2000.

     The Company also contemplates a re-evaluation of its ore reserve position in Hamilton, and contemplates a drilling or other exploration program outside the currently established ore deposits.

                              LIQUIDITY AND FINANCE

         The Company has been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984, other than the operations commenced in December, 1999. The Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. The Company has entered into a joint venture to facilitate the development of its assets, and the Company anticipates that the joint venture partner will provide the working capital needed to fund mining and milling operations of the joint venture. Funding for Company general and administrative expenses is not expected to be satisfied by this source, and further funding from shareholders is expected to be required in the 1999-2000 fiscal year.


                              YEAR 2000 COMPLIANCE

     The  Company  experienced  no  Year  2000  Compliance  issues.

                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

     A pending action against the Company was broguth by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles") acted as former counsel to theCompany as partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. This matter has been settled in principle, and the company will commence funding the settlement in the first quarter of the year 2000.

     Judgments  of  record  affecting  title  to  the  Hamilton Project include:

(1) a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable,

(2) judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 is accruing at 12% interest from December 1994; This matter has been settled in principle, and the company will commence funding the settlement in the first quarter of the year 2000.

     Other judgments against the Company, which appear in the financial statements as accounts payable, include a judgment obtained by Mike Bauernfiend, in Bergen County, New Jersey for $7,000, a judgment obtained by Martineau & Co.,in Salt Lake City, Utah, for $8,000, and a judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $26,293. These judgments remain due and payable by the Company as of June 30, 1998.

A Judgment was obtained against the Company in November, 1999, by Southampton Metals, a Bermuda corporation, as a creditor of its Dillon Vermiculite, LLC, and Elk Creek Vermiculite, Inc., subsidiaries, in the amount of $400,000. The company has taken steps to raise money to satisfy this judgment and expects to do so in the first quarter, 2000.

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

         None, other than those disclosed in the financial statements and notes thereto: see specifically notes 8, 9 and 10.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

         None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None.

ITEM  5  -  OTHER  INFORMATION

     None

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     27.1     Financial  Data  Schedule

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  FEBRUARY  10,  2000        STANSBURY  HOLDINGS  CORPORATION



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