Form 10QSB
period 2000-03-31
STANSBURY HOLDINGS CORP
filed 2000-05-02
CIK 93566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended March 31, 1999


                         Commission File Number: 0-6034


                          STANSBURY HOLDINGS CORPORATION
             --------------------------------------------------
             (Exact Name of Issuer as Specified in its Charter)



              UTAH                                  87-0281239
-------------------------------      ---------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)


            8801 East Hampden Avenue, Suite 200, Denver, CO 80231
            -----------------------------------------------------
                 (Address of Principal Executive Offices)



                                 (720) 748-1407
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

At March 31, 2000, there were 66,179,920 common shares, $.001 par value.

                         PART 1 - FINANCIAL STATEMENTS
                         ITEM 1 - FINANCIAL STATEMENTS

               STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                              March 31, 2000  June 30, 1999
                                              --------------  -------------
          ASSETS

Current Assets:
  Cash and cash equivalents                    $     4,591     $          -
  Prepaid expenses                                     804            9,645
  Due from related party                            20,298           20,298
  Other                                             25,688            4,130

     Total Current Assets                           51,381           34,073

Property and Equipment at cost:
  Undeveloped mineral claims and projects,
   using the full-cost method                   19,412,448       19,059,456
  Buildings                                        100,000          100,000
  Other property and equipment                       4,107            1,800

                                                19,516,555       19,161,256
  Less: accumulated depreciation                   (26,437)         (25,767)

     Net Property and Equipment                 19,490,118       19,135,489

  Deposits                                          45,100           20,000

     TOTAL ASSETS                               19,586,599       19,189,562

                STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (Continued)


                                            March 31, 2000    June 30, 1999
                                            --------------    -------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdraft                              $    13,079       $     7,648
  Elk Creek acquisition obligations             1,260,500         1,422,500
  Current Installment of long-term debt           873,918         1,607,739
  Convertible notes payable to officers
   and shareholders                                81,000           460,500
  Convertible note to related party               130,000           130,000
  Accrued Interest                                696,629           948,507
  Trade accounts payable                          391,152           478,251

     Total Current Liabilities                  3,446,278         5,055,145

  Long-Term Debt                                        -                 -

     Total Liabilities                          3,446,278         5,055,145

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $0.001,
   authorized 100,000,000, issued
   and outstanding 66,179,920 and
   43,828,773 at March 31, 1999
   and June 30, 1999 respectively                  66,180            43,829
  Paid-in capital                              24,528,025        19,077,092
  Deferred interest                              (337,731)         (337,731)
  Accumulated deficit                          (8,116,153)       (4,648,773)

     Total Stockholders' Equity                16,140,321        14,134,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 19,586,599      $ 19,189,562

                STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATEMENT
              THREE AND NINE MONTHS ENDING MARCH 31, 2000 AND 1999

                           THREE MONTHS ENDING       NINE MONTHS ENDING
                                 MARCH 31,                MARCH 31,
                            2000         1999         2000         1999
                       -----------  -----------   -----------   ----------

Revenues               $       268  $         -   $       358   $        -

Expenses:
  Sales, General and
  Administrative           686,275      311,119     1,500,241      654,968

  Depreciation                   -          544           670        1,631


     Total Expenses        686,275      311,663     1,500,911      656,599

Loss from operations      (686,007)    (311,663)   (1,500,553)    (656,599)

Other income and (expenses)
  Interest expense      (1,082,041)    (691,187)   (1,966,827)  (1,108,333)


Loss before extra-
  Ordinary item        $(1,768,048) $(1,002,850)  $(3,467,380) $(1,764,932)

Extraordinary gain
  From debt
  Restructure                    -            -             -    2,056,475

     Net Income (loss) $(1,768,048) $(1,002,850)  $(3,467,380) $   291,543

Earnings from operations
 per share:
  Basic                $      (.03) $      (.04)  $      (.06) $      (.07)
  Diluted              $      (.03) $      (.04)  $      (.06) $      (.07)


Weighted average shares
 Outstanding
  Basic                 59,903,559   24,899,585    53,742,287   24,469,438
  Diluted               59,903,559   24,899,585    53,742,287   24,469,438



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                        March 31
                                                  2000           1999
                                               -----------    -----------
OPERATING ACTIVITIES
Net Income (Loss)                              $(3,467,380)   $   291,543
Adjustments to reconcile
 Net Income (loss) to net cash provided
   by operations:
 Depreciation                                          670          1,631
 Stock issued for debt, interest and
   Compensation                                  5,473,284        334,342
 Extraordinary Gain                                      -     (2,056,474)
 Prepaid Expenses                                    8,841              -
 Accounts Payable                                  (87,099)        56,399

 Accrued Interest Payable                         (251,878)      (773,490)
 Other                                             (21,558)       (21,199)

      Net cash provided by (used in)
      Operating Activities                       1,654,880     (2,167,248)

INVESTING ACTIVITIES
 Other Property and Equipment                       (2,307)             -
 Development Costs                                (352,992)             -
 Deposits                                          (25,100)        (6,000)

     Net cash provided by (used in)
     Investing Activities                         (380,399)        (6,000)


FINANCING ACTIVITIES
 Bank Overdraft                                      5,431              -
 Payments on Elk Creek obligations                (162,000)             -
 Payments on convertible notes                    (733,821)      (519,369)
 Payments on convertible notes   related party    (379,500)             -
 Borrowings on convertible notes
  related party                                          -      2,726,544

     Net cash provided by (used in)
     Financing Activities                       (1,269,890)     2,207,175

Net cash increase for period                         4,591         33,927

Cash at beginning of period                              -          1,685

Cash at end of period                                4,591         35,612

               STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stansbury Holdings Corporation ("Stansbury") was incorporated in 1969 under the name Stansbury Mining Corporation. In 1990, Stansbury changed its name to Stansbury Holdings Corporation. During June 1999, Stansbury acquired Elk Creek Vermiculite, Inc. ("Elk Creek"), and its wholly owned subsidiary, Dillon Vermiculite, LLC ("Dillon"). Stansbury, Elk Creek, and Dillon are referred to collectively herein as the "Company." The Company's business is the acquisition, exploration, and development of vermiculite mineral sites.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 1999, filed with the Company's Form 10-KSB.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

UNDEVELOPED MINERAL CLAIMS AND PROJECTIONS - The Company follows the full-cost method of accounting for its mineral claims and projects. Accordingly, all costs associated with the acquisition, exploration, and development of mineral properties, including directly related overhead costs, are capitalized. Once these properties are developed, the capitalized costs will be amortized on the unit-of-production method using estimates of proved reserves.

In addition, the capitalized costs are separated into cost centers on a state-by-state basis. The capitalized costs for each cost center are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, plus the lower of cost or fair market value of undeveloped and unproved properties.

OTHER PROPERTY AND EQUIPMENT - Other property and equipment, consisting of two buildings and office equipment, are record at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 years for the buildings and 5 years for the office equipment.

INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share are based on the weighted average shares outstanding. Outstanding stock options and con-vertible debt obligations are generally treated as common stock equivalents for purposes of computing diluted earnings per share. However, since the Company reported net losses for the periods ended March 31, 2000 and 1999, these common stock equivalents are excluded from the computation of diluted earnings per share because their effect on net loss per share would be anti-dilutive.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time. At March 31, 2000, its negative working capital was approximately ($3.39) million and accumulated deficit was approximately ($8.12) million.

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

For example, the Company's shareholders approved participation in a new joint venture company, International Vermiculite Limited LLC, during April 1999. As currently structured, the Company will be a 50% participant in the new company. The other 50% partner will be Nevada Vermiculite LLC. Nevada Vermiculite has undertaken the primary responsibility of obtaining the working capital necessary to develop the Company's mineral claims.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 1999 consolidated financial statements reported in the Company's 10K-SB for that reporting period. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results.

NOTE 3   RELATED PARTIES

For the year ended June 30, 1999, the Company shared office space and certain personnel with a company controlled by one of the Company's officer, directors, and shareholders. Common costs are allocated to the Company based on actual usage and allocable overhead. At June 30, 1999, the related entity owed the Company $20,298. The March 31, 2000 balance remained at $20,298.

Substantially all of the creditors who have converted their debt and interest into shares of the Company's stock have been officers, directors, or shareholders of the Company. These individuals also received shares of the Company's stock as an inducement for conversion of their debt.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At March 31, 2000, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At March 31, 2000, the principal amount of these promissory notes is included in long-term debt under the caption "other".

Amounts due other trade creditors who have brought action against the Company are included in trade accounts payable. The total of these amounts included in the balance of accounts payable at March 31, 2000, was approximately $42,000.

An action has also been brought with respect to the purchase debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at March 31, 2000 of $772,500.

ITEM 2 - PLAN OF OPERATIONS

GENERAL

The Company is currently directing its efforts to bringing into production the Dillon Vermiculite Project, in part by assuming operational control of the project. During the quarter, concerns in Montana over the issue of health risk associated with the potential presence of asbestos in vermiculite ore bodies, prompted by the health problems arising from vermiculite operations at Libby, Montana, in the 1980's, led the company to engage consultants to undertake a health risk analysis of the Dillon Operation, although the Environmental Analysis performed in connection with the permitting process had already determined that no health such risk existed in the operation of the Dillon plant. The Company is cooperating with the Montana Department of Environmental Quality and the US Bureau of Land Management in this regard.

During the quarter, the mill began regular operations, interrupted by mill process problems associated with certain undersized equipment which has since been replaced. It is anticipated that the mill will be operating 24 hours a day, seven days a week, by early May, 2000, and that operations will approach design capacity during the second quarter of calendar year 2000.

The company expects to undertake certain exploratory operations at its Hamilton Project in the summer of 2000, and to continue its program of acquisitions, both of additional vermiculite reserves and of downstream product enhancement facilities.

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

    (1) THE DILLON VERMICULITE PROJECT MINE AND MILL

        (A) UNPATENTED LODE MINING CLAIMS:

        The mining property consists of 65 unpatented lode-mining claims of approximately 20 acres each, or a total of 1300 acres (slightly over two square miles). Prior owner's exploration indicated that drilling had confirmed sufficient ore at a 25% grade to support the mill at 30,000 tons of concentrate output a year for a period of twenty years.

        (B) CONCENTRATION MILL: The concentration mill consist of a building of approximately 60 by 40 feet, with a thirty-foot ceiling. Outside the building, the mill "front-end" consists of certain gross screening processes to remove large waste rock, a dryer to remove moisture, and a pre-feed storage bin. Inside the mill are four double-screened shaker screens feeding six winnowing boxes. An additional six winnowing boxes are in storage at the warehouse facility in Dillon, and will be re-installed in the mill.

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

        (B) UNPATENTED LODE MINING CLAIMS AND MILL SITE CLAIMS:

        The Company is the holder of 96 unpatented lode-mining claims in Ravalli County, Montana, which were formerly managed and developed under the name of "Western Vermiculite". These claims and the development of a mining and milling project to exploit the Skalkaho Mountain vermiculite deposit covered by these claims is referred to as the "Hamilton Vermiculite Project". A "mineral deposit" or "mineralized material" is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

       Two estimate of the contained vermiculite deposit in the Company's Hamilton property was made based on the analyses of the drilling program samples. An estimate made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite.

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

Currently, substantially all of the vermiculite imported into the United States and Canada comes from either the Peoples Republic of China or the Republic of South Africa. The amount of vermiculite arriving at ports in California and Washington is quite small and relatively high priced. Although the possibility of larger and lower cost shipments of imported vermiculite landing on the Pacific Coast is possible, the Company believes that the information available at this time is insufficient to allow it to reasonably predict its potential impact on the marketability of its vermiculite ores.

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

YEAR 2000 COMPLIANCE

The Company experienced no Year 2000 Compliance issues.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A pending action against the Company was brought by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles") acted as former counsel to the Company as partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. This matter has been settled in principle, and the company began funding the settlement in the first quarter of the year 2000.

Judgments of record affecting title to the Hamilton Project include:

    (1) a claim of lien filed by the State of Montana in January, 1993, for $658, reflected on the financial statements as an account payable,

    (2) judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 is accruing at 12% interest from December 1994; This matter has been settled in principle, and the company will commence funding the settlement in the year 2000.

Other judgments against the Company, which appear in the financial statements as accounts payable, include a judgment obtained by Mike Bauernfiend, in Bergen County, New Jersey for $7,000, a judgment obtained by Martineau & Co., in Salt Lake City, Utah, for $8,000, and a judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $26,293. These judgments remain due and payable by the Company as of March 31, 2000.

A Judgment was obtained against the Company in November 1999, by Southampton Metals, a Bermuda corporation, as a creditor of its Dillon Vermiculite, LLC, and Elk Creek Vermiculite, Inc., subsidiaries, in the amount of $400,000. The company has taken steps to raise money to satisfy this judgment and expects to do so in the second calendar quarter, 2000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5 - OTHER INFORMATION

   None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) 27.1 Financial Data Schedule

   (b) There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 1, 2000                    STANSBURY HOLDINGS CORPORATION


                                      By:/s/ Aldine J. Coffman, Jr.
                                         ALDINE J. COFFMAN, JR.,
                                         Chief Executive Officer and
                                         President


                                      By:/s/ Dennis R. Staal
                                         DENNIS R. STAAL, Chief Financial
                                         Officer and Treasurer

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically