Form 10KSB
period 2000-06-30
STANSBURY HOLDINGS CORP
filed 2000-11-02
CIK 93566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 0-6034


                         STANSBURY HOLDINGS CORPORATION
                         ------------------------------
                 (Name Of Small Business Issuer In Its Charter)


             UTAH                                                 87-0281239
             ----                                                 ----------
(State Or Other Jurisdiction Of                                (I.R.S. Employer
Incorporation Or Organization)                               Identification No.)


      8801 EAST HAMPDEN, #200, DENVER, COLORADO                 80231
      ------------------------------------------                -----
      (Address Of Principal Executive Offices)                (Zip Code)


                    ISSUER'S TELEPHONE NUMBER (720) 748-1407


       Securities Registered under Section 12(b) of the Exchange Act: None


         Securities Registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2000, its most recent fiscal year, were $ 17,513.

The aggregate market value of the voting stock held by non-affiliates computed using $.17 per share, the closing price of the Common Stock on June 30, 2000, was approximately $12,729,373.

As of June 30, 2000, 74,508,534 shares of the issuer's common stock were issued and outstanding, and 5,000,000 warrants were issued and outstanding.


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

         In the fiscal year ended June 30, 1997, the Company decided to reclassify Hamilton Vermiculite assets using, according to generally accepted accounting principles, the "cost basis" of accounting for its assets that had been previously reported on the basis of "fair market value." The Company made this change to be effective as of June 30, 1996 so that the Company could restate its asset value as of that date. As a result of this reclassification, the assets of the Company previously stated as $36,811,743 as of June 30, 1996 under the former accounting practice, were reclassified and restated to be $14,814,215 as of June 30, 1996. See the 10-KSB/A for the fiscal years ending June 30, 1997 and 1998, for further discussion of the reclassification and appraised value of the asset.

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

     The Company has considered the carrying value of its assets in light of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets when events or changes in circumstances indicate that the value of the asset as held by the reporting entity may be lower than its fair market value. If the expected cash flow to the reporting entity from the asset is less than the fair market value of the asset, an impairment loss would be recognized. After reviewing its long-lived assets, the Company believes that there were no material adverse changes that would cause an impairment in value. The Company has also classified its assets at cost rather than at appraised value, and the Company has no intention to dispose of the assets.

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

     Other than the previously mentioned 1985 "Reorganization," the Company has not been involved in any bankruptcy, receivership, or similar proceeding. In the year ended June 2000 the Company completed the acquisition of the Dillon
Vermiculite Project in Madison and Beaverhead Counties, Montana, and the Los Banos vermiculite exfoliating plant in Los Banos, California. The Company also withdrew from its joint venture Nevada Vermiculite and became the sole operator and profits entity in its vermiculite operations. On July 29, 2000, after the end of the fiscal year, the Company closed on the acquisition of the Sweetwater Garnet project in Madison and Beaverhead Counties, Montana.

     BUSINESS OF ISSUER

     The Company's business focuses upon the "boutique" industrial mineral industry. "Boutique industrial minerals" are defined by the Company's management as those industrial minerals with an annual worldwide production and consumption of less than 2.5 million tons. This level of activity fails to attract major industrial mining companies, and, partly as a consequence, enjoys very high margins of profitability between the sales price of the product and the cost of producing the product.

         With respect to vermiculite, the Company believes it will develop more than a 60% share of the production worldwide, through its owned properties and planned acquisitions in both the United States and abroad. Stansbury already owns two of the three commercial deposits west of the Mississippi, and the only one of these in production.

         The development of downstream value added products built upon the core of vermiculite and perlite, is already underway with the acquisition and operation of the vermiculite exfoliating facility at Los Banos, California. With this facility are two perlite expanding furnaces, and appropriate mixing equipment for producing retail bedding plant and potting soils.

         In the garnet market, Stansbury's initial entry (the acquisition of Sweetwater Garnet, Inc., completed on July 29, 2000), is planned at 20% of the world market, with a similar long term target of 60%. Perlite, a third candidate product, is being assessed for the next suite of acquisitions.

         About Vermiculite Generally

         Vermiculite is a weathered mica-like biotite, which has the unusual characteristic of expanding eight to thirty fold in volume (exfoliated), when heated to about 1000 degrees centigrade. It occurs only as a surface manifestation, to a depth generally less than 100 feet, and is friable to the point of being similar to damp sand in extraction. No blasting or crushing is required in extraction or processing.

         Commercial deposits of vermiculite generally contain a grade of 25% to 50% contained vermiculite in the ore, and are concentrated, by either wet or dry processes, to a grade of 90% contained vermiculite, sorted by size for market. The Dillon mill uses a dry process for concentration, and currently produces sizes for exfoliation at its Los Banos plant, for sale as a horticulture product, and also produces products for sale to independent exfoliating plants

         Horticulture and insulating coatings are the main use (70%) of the product in the United States market. The United States consumes about 80% of world production, while producing about 40% of world demand.

         The average price for concentrated vermiculite, F.O.B. the producing mine, is US$165 per ton. The exfoliated product sells to the horticulture market at approximately US$1.60 per cubic foot, the equivalent of US$380-460 per ton.

         The Stansbury mill at Dillon is expected to be producing concentrate at an annualized rate of 30,000 tons per year, while the Los Banos exfoliating plant is expected to produce 5000 tons per year of exfoliated product.

About Garnet Generally

         Garnet, as an industrial mineral, is principally used as an abrasive and water filtration medium. Worldwide production figures are confidential to most producers, but government agency estimates vary around an average of 140,000 tons, with United States consumption of approximately 100,000 tons. As an abrasive, garnet is used in sandblasting, as coatings on abrasive paper ("sandpaper"), and in water-jet cutting and polishing. In the United States, garnet is now produced in New York, Idaho and Montana.

         Average prices for processed garnet (sized to specifications and over 99% pure) are between $150 per ton to $750 per ton, F.O.B., the processing plant.

Recent Developments for Stansbury Holdings

         Since June 30, 1999, Stansbury has:

     (i) Completed the acquisition of the Dillon Vermiculite Mine and Mill, near Dillon, Montana;

     (ii) Acquired the Los Banos, California, vermiculite exfoliation plant;

     (iii)Initiated   the   acquisition   of  the   interest  in   International
          Vermiculite not already held by Stansbury, and

     (iv) Completed,   after  the  current  fiscal  year,  the   acquisition  of
          Sweetwater Garnet, Inc.


EMPLOYEES

         The Company has its corporate offices at 8801 East Hampden Avenue, #200, Denver, Colorado 80231, and its operations centers near Dillon, Montana, and Los Banos, California. During the fiscal year, an average of three full time persons were employed at the corporate office. By the end of the fiscal year, approximately ten people were employed in the Montana and California offices. Senior Management in Montana consists presently of three persons, with a labor force of seven.

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

     Class 3, consisting of Aldine J. Coffman, Jr., and Edward C. Stanojev, Jr., whose terms will expire in 2002.

In January 2000, Mr. Daniel Yuengling and Mr. Dennis R. Staal were added to the Board, with terms of office expiring in 2000 and 2001 respectively. In June 2000, Mr. Eldon W. Brickle was added to the Board with a term of office expiring in 2001. In August 2000, Messrs: Peskin, Stanojev and Wertz resigned from the Board, and Dr. Hindman resigned conditionally (see Item 9...)

         With the commencement of full scale operations in Montana at both the vermiculite and garnet projects, employment at the operations centers is expected to substantially increase.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB, under the captions "Plan of Operations," "Description of Business," "Description of Property," and elsewhere relate to future events and expectations, and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes," "assumes," "plans," "expects," "contemplates," and similar expressions generally are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risk factors include, among other things, the following considerations:

                  Risk Factors

     1. Going Concern Opinion: The independent auditors of the financial statements of the Company for the year ending June 30,1999 and 2000, included a "going concern" paragraph in their report, stating that "the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern..." See Auditor's Report accompanying June 30, 1999 and 2000, financial statements and note 2 to such statement. There is no assurance that the Company will be profitable or that it will be successful in growing its business.

     2. Unpatented Mining Claims: The Company's vermiculite mineral resources are located upon unpatented mining claims located on the public domain. Title to such minerals are subject to the paramount rights of the United States, and are subject to compliance with State and Federal laws respecting the locating, filing, claiming, and maintenance of such claims, including the payment of an annual fee of $100 per claim to the United States. Currently the Company owns and maintains nearly 200 such claims, at an annual expense of nearly $20,000. Failure to make such payments timely results in an immediate forfeiture of such claims.

     3. Litigation: The company had a number of lawsuits against it which have been resolved on stipulated pay-out settlements. The sum of these settled actions requires a pay-out of $380,000, without interest, payable at approximately $38,000 per month for a period of ten months. One other lawsuit has a judgment of record in the amount of $100,000.00, plus accrued interest through August 30, 2000, of $1763.

          The Company also owes approximately $725,000 to a third party in connection with the acquisition of the Dillon Vermiculite Project ("Elk Creek Acquisition"). The party to whom the funds are owed is defunct; the company has procured the appointment of a receiver for that creditor in a court action in Montana, and has paid funds to the receiver on account of the debt. Currently, the Company owns an 11% interest in the creditor and is preparing a petition to amend the contract upon which the debt is founded, to reduce the debt by way of a credit for certain assets not obtained, and to restructure the terms of the reduced balance then owed.

          Failure to meet all of these payment obligations could result in further legal action and expense for the Company. Ultimately, the Company or its assets could be liquidated.

     4. Asbestos matters: W.R. Grace, which, prior to 1985, dominated the vermiculite industry for nearly 50 years, produced most of its vermiculite product from a mine in Libby, Montana. That mine has been shown to have had a high asbestos content in both its ore and in its shipped product, which has raised significant health risk issues with respect to the mining, milling, and use of vermiculite. Stansbury hired an independent mining engineering and consulting firm, Behre Dolbear and Company, to conduct a health risk assessment with respect to the asbestos issue at its Dillon, Montana mine and mill. The assessment concluded that the health risk to residents of Dillon, from the vermiculite operations, was the equivalent of smoking one cigarette in a lifetime. The vermiculite at Dillon was not shown to contain any asbestos, although certain asbestos forming minerals are present in certain non-ore formations at depths on the Dillon site which are not involved in the Dillon mining plan. While it seems unlikely based on these studies, the finding of asbestos in significant quantities could jeopardize the Company's potential earnings and its ability to operate.

     5. Loans from Shareholders: Stansbury's principal source of operating funds has been from shareholder purchases of shares and convertible debentures. The outstanding loans to shareholders from such programs have been reduced primarily through debt conversion to common shares. There is no assurance that the Company will be able to continue to reduce its debt obligations by conversion.

     6. Nevada Vermiculite Issue. Stansbury has recently negotiated the dissolution of the International Vermiculite joint venture, by acquiring 100% of International Vermiculite. It agreed to the following terms: (1) a payment to Nevada Vermiculite of the sum of $25,000 for its interest in International Vermiculite and 16 mining claims at Mica Peak, (2) the repayment to Channel & Basin of the $184,000 it had expended on the Dillon Project, (3) the creation of a new schedule to repay the $130,000 note and interest, and (4) obtaining an option to cancel the 5,000,000 warrants for the payment of $500,000, of which $250,000 is to be paid upon cancellation, and the balance in installments. There is no certainty that all of the elements of this dissolution agreement will be completed or that the required payments will be made or that the option will be exercised.

     7. Uncertainty of Profit. The operating margin of mining and milling vermiculite is similar to bulk earth moving operations. Vermiculite is produced by the weathering of biotite, a mica-like mineral. Such weathering expands the biotite into vermiculite, an action which cannot physically occur under the pressure of more than 100 feet of overburden. Consequently, vermiculite is a surface occurring mineral phenomena. Matured weather vermiculite is friable, and minable by bare hands, so that no blasting is required. It is scooped out of the ground, transported to a mill where it is separated from unweathered biotite, and marketed as a 90% concentrate. The unweathered biotite is then returned to the mine pit for contouring and reclamation. Total product handling cost, assuming a 30% vermiculite ore grade in the ground, is four tons to the mill, with three tons returned to the pit, at a per ton cost of less than $1.00 each way, plus a milling cost of less than $4.00 per ton throughput, or a total processing cost of approximately $25.00 per ton. The concentrate sales price is between $125 and $200 per ton, FOB Dillon.

          The  operating  margin  is  subject  to  additional   costs,  such  as
          permitting, royalties, extraction taxes, air quality and asbestos monitory, property taxes, insurance and an allocation of corporate general and administrative taxes. Even though these costs are comparatively low, profit cannot be assured, due to product price risk, fuel and other cost escalations, competition, interruptions due to weather and other natural phenomena.

     8. Risks of Competition: The United States consumes approximately 75% of the world's annual vermiculite production (estimated at 517,000 tons), while producing, in the United States, only 200,000 tons. The shortfall is principally made up from imports from South Africa and China. The freight cost from South Africa and China provide a significant margin to Stansbury in shipments to the Western United States from Montana. For example, at a price in South Africa and at Dillon, of $165.00 per ton FOB Mine, freight to California is $160 per ton from South Africa, compared to $48 per ton from Montana, giving a total cost advantage of $325 (South Africa) compared to $213 (Stansbury, Dillon). Competition in the form of other products to substitute for vermiculite in horticultural uses comes from expanded perlite ($225 per ton, FOB plant) and certain plastics. However, vermiculite is the superior product, and price alone is not the sole consideration in its choice. The only commercial deposit in the United States not owned by Stansbury, or otherwise in operation (Virginia and South Carolina) is the Mica Peak resource in southern Nevada. Should the maximum amount be raised in this offering, the last $1,000,000 raised is earmarked for that acquisition. There is no assurance that sufficient funds will be raised to complete these plans.

     9. Risk of Government Regulation: Permitting of mining operations on the public domain faces growing resistance from environmental groups, and in Montana, from an especially active and well-funded anti-mining environmental lobby. Stansbury's operation at Dillon is being conducted under a small miner's exclusion permit, which is fully vested. However, there is no assurance that environmental groups will not sue to enjoin mining operations which they oppose, or sue to negate permits which they oppose. Stansbury has been able to continue to obtain variances from closing orders issued this summer with respect to closing operations on the public domain because of the fire hazard in Western Montana. Should this situation change, the closing of the Dillon operation would be seasonal only, and the fire hazard is extinguished with the coming of winter snowfalls. The Dillon mine and mill can operate year around. Any current suspension due to fire hazard would be temporary. Expansion of operations beyond a disturbance of five acres would require additional permitting, as to which an Operating Permit was approved following an Environmental Assessment completed in March, 1999. Public efforts to re-open that permit for health risk assessment have been noted, but would be legally contested by the Company. Any legal contest would require the Company to expend legal fees in its defense.

                   ITEM 2

              DESCRIPTION OF PROPERTIES

1. The Dillon Vermiculite Mine and Mill consist of approximately 100 unpatented lode mining claims located in Madison and Beaverhead Counties, Montana, containing over two square miles of resources, and a vermiculite concentration mill located upon several of the claims in Madison County, Montana. The mine and mill are permitted for operation, and both mining and milling are currently in process. The vermiculite concentrate at the present is being shipped to the Company's Los Banos Exfoliating Plant and to an independent buyer of concentrate. Production at the Dillon Mill is expected to reach an annual rate of 30,000 tons of concentrate by late fall, 2000.

2. The Hamilton Vermiculite comprises 96 unpatented mining and mill site claims, of approximately 1,750 acres, are located about 11 air miles East and slightly North of Hamilton, Montana. Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad, is an additional 9 miles North of Hamilton, Montana, at Victor Crossing, Montana. The claims lie near the crest of the south end of the Sapphire Mountains at an elevation of approximately 7,000 feet. The area is part of the Bitterroot National Forest. Two drilled out ore bodies, of modest commercial potential, have been defined on the claim group. An extensive Environmental Impact Statement ("EIS) has been completed, and several permits allowing operation are approved, although the permit recommended by the EIS has not been bonded.


3. The Los Banos Exfoliation Plant, located in the San Joaquin valley of central California, consists of two rotary furnaces for the exfoliation of vermiculite. The Plant is capable of processing 5000 tons of product per year. All exfoliate product processed by the plant has been sold to customers in the San Joaquin Valley.

4. In May, 1999, Stansbury became a 50% member of International Vermiculite LLC, the other 50% member of which is Nevada Vermiculite Limited LLC. Recently, Stansbury entered into negotiations to acquire a 100% position in International Vermiculite. International Vermiculite is the operational entity for the various vermiculite projects owned and planned by Stansbury (see Risk Factors in Part I, Item I, above, for further details).

5. The Sweetwater Garnet Mine and Mill consists of 1860 acre lease in Madison County, Montana, upon which a garnet concentrating mine and mill are located, and a finishing mill located on four acres of fee land in Beaverhead County, Montana, about six miles south of the town of Dillon, Montana, adjacent to Interstate15 and a rail siding. The acquisition was completed on July 28, 2000.

     The garnet facilities have a fully permitted capacity of at least 12,000 tons per year of finished garnet, which in the past has been sold to the abrasives and water treatment industries. With modest expenditures, the mine and two mills can be increased to 20,000 tons per year output, which represents 20% of current United States demand. The Plant building can house further capacity increase up to 50,000 tons per year. Industrial grade garnet, used in the abrasives industry, and in water-jet cutting and water treatment facilities, sells generally for $180 to $225 per ton, depending on size. The facilities of Sweetwater Garnet, Inc., produce the full suite of sizes used in the industry. The known ore body covers an extensive area from the surface to an average depth of nine feet, with an estimated resource able to supply 16 years of ore to the mills at a production rate of 20,000 tons of finished garnet per year.


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

                   ITEM 3

                LEGAL PROCEEDINGS

 Pending actions against the Company include the following:

(1) An action against the Company by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles") acted as former counsel to the Company as partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. The matter has been settled for $60,000, to be paid on a scheduled pay-out.

(2) The Montana Department of Environmental Quality issued two Notices of Noncompliance regarding disturbances at the Dillon Vermiculite Property and the Hamilton Property with Civil penalties totaling $42,950. With respect to Dillon Project, the Company is currently negotiating with the Department of Environmental Quality to pay $20,000 and to complete $20,000 in reclamation work on various abandoned mine sites around the State. With respect to the Hamilton Project, the proposed penalty is $500.

(3) A Notice of default on the note with Nevada Vermiculite ,L.L.C. that the Company has failed to make a $130,000 payment plus interest due October 28,1999. Management is diligently pursuing financing to cure the default. No action as been filed by the claiming party.

(4) A Notice of default on a contract between the Company and Bill and Helen Hand Estate, Roger Pierce Trust and KPS Mining Company for failure to pay $24,000 plus interest and $100,000 plus interest and $577.73 in expenses. The Company is pursuing financing to cure the default. No action has been filed by the claiming party.

(5) An action brought by Southampton Metals Ltd. for non-payment of two promissory notes resulted in a judgment against the company in the amount of $401,000. A settlement agreement resulted in payments and other credits leaving a principal balance of $100,000 plus interest from June 20, 2000, and attorney's fee, owing to Southampton. Management is seeking financing to cover this obligation.

(5) An agreement between the Company and four other co-plaintiffs against Resource Vermiculite, L.L.C.. The court has ordered that the Company be substituted as plaintiff in place of all other plaintiffs as a result of that agreement. The Company is currently in the process of seeking settlements with the defendant.

(6) A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at June 30, 2000 a proposed settlement of $90,000 was negotiated with agreement received subsequent to fiscal year end.

(7) A judgment obtained by Martineau & Co. in Salt Lake City, Utah, for $12,587,

(8) A judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $14,674. These judgments remain due and payable by the Company as of June 30, 2000.


                   ITEM 4

        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to the security holders for a vote during the current fiscal year ending June 30, 2000.

                   PART II

                   ITEM 5

               MARKET FOR COMMON STOCK
             AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq Electronic Bulletin Board under the symbol "STBY". The following table sets forth the "high" and "low" price of the Company's Common Stock for the periods indicated in 1997,1998, 1999, and 2000.


                                        Price Range (U.S.$)
                                        -------------------
                                         High        Low
                                         ----       -----
1997
       First Quarter                     .11         .14
       Second Quarter                    .10         .105
       Third Quarter                     .065        .09
       Fourth Quarter                    .07         .22

1998
       First Quarter                     .15         .07
       Second Quarter                    .39         .05
       Third Quarter                     .15         .07
       Fourth Quarter                    .39         .05
1999
       First Quarter                     .55         .25
       Second Quarter                    .42         .23
       Third Quarter                     .47         .16
       Fourth Quarter                    .26         .10
2000
       January                           .42         .16
       February                          .37         .20
       March                             .41         .22
       April                             .40         .20
       May                               .40         .26
       June                              .38         .25
       July                              .30         .20
       August                            .25         .17
       September                         .30         .15

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

     On September 30, 2000, the last reported sale price of the Common Stock was $0.17 per share. As of September 30, 2000, there were 3,849 holders of record of the Common Stock, with 93,429,401 shares issued and outstanding (reflecting the shares issued for the acquisition of Sweetwater Garnet, Inc.)

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

                   ITEM 6

                PLAN OF OPERATIONS

GENERAL

   The Company is currently directing its efforts to:

(1) conduct mining and milling operations on the Dillon Vermiculite Project, and on its Garnet project;

(2) initiate a re-assessment of its resources at its Hamilton Vermiculite property, and through International Vermiculite, commence a high grade mining operation with limited milling, utilizing if possible the Dillon Project Mill for final grade concentration.

(3) continue the acquisition of other vermiculite deposits and related businesses that will provide a significant market presence in the vermiculite industry. Situations that are currently being investigated include the acquisition of an active mine and mill in Brazil and the expansion of its exfoliating plant in California. It is the intent of the Company to engage in the exfoliation of vermiculite concentrates and the preparation and marketing of vermiculite products.

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

         The Company believes that vermiculite produced from its joint venture at the Dillon property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no other vermiculite mine currently active in the western United States.

         At one time, Grace also operated a mine and mill near Libby, Montana. The Libby operation was the largest vermiculite mine and mill in the history of commercial vermiculite and had annual production exceeding 225,000 tons of concentrate. The Libby operation was terminated and the land reclaimed over 10 years ago.

         Currently, substantially all of the vermiculite imported into the United States and Canada comes from either the Peoples Republic of China or the Republic of South Africa. The amount of vermiculite arriving at ports in California and Washington is quite small and relatively high priced. Although the possibility of larger and lower cost shipments of imported vermiculite landing on the Pacific Coast is possible, the Company believes that the information available at this time is insufficient to allow it to reasonably predict its potential impact on the marketability of Dillon vermiculite.

ACQUISITIONS

         The Company acquired the Los Banos Vermiculite Exfoliating Plant on May 15, 2000. The plant produced, and sold production, from its date of acquisition through June 30, 2000, in the amount of $17,513, all of which was subsequently paid as invoiced.

         Following the close of the Fiscal Year ending June 30, 2000, the Company acquired on July 29, 2000, Sweetwater Garnet, Inc., and its Sweetwater garnet mine and mills.

EXPLORATION STAGE ACTIVITIES

         Nevada Vermiculite LLC has located 16 unpatented mining claims in Nevada, and has conducted exploratory drilling on the project. These claims are scheduled to be acquired exclusively by the Company as part of the dissolution of the International Vermiculite Joint Venture.

         The Company also contemplates a re-evaluation of its ore reserve position in Hamilton, and contemplates a drilling or other exploration program outside the currently established ore deposits.

LIQUIDITY AND FINANCE

          The  Company  has  been   inactive   and   non-operating   for  years;
consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984, until the company concluded the acquisition of the Dillon Project and commenced its operation late in the Fiscal Year ending June 30, 2000. The Company has had no income since 1991, until the forth quarter the Fiscal Year ending June 30, 2000, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments.

YEAR 2000 COMPLIANCE

         The Company experienced no Y2K compliance problems

                   ITEM 7

               FINANCIAL STATEMENTS

The financial statements are included herein beginning at page F-1.

                  PART III

                   ITEM 8

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

     The following persons are currently the executive officers and directors of the Company as of the date of the filing of this report. Their date of service with the Company are set forth next to their respective names:

     Aldine J. Coffman, Jr., age 60, currently Chairman, President, and Chief Executive Officer, since May 15, 1999, has served as Executive Vice President and Chief Administrative Officer and as a Director of the Company since October, 1998. He served as the Chief Financial Officer of International Methane Corporation, LTD., a Belize company, specializing in energy, with offices in Denver, Colorado, from September 1993 to June 1995, and as such company's Chief Executive Officer from June 1995 to March 1997. Mr. Coffman also served as a Director of such company from September 1993 to the present. Mr. Coffman has owned his own management services company, Far Country Management Services, Inc., since 1992, for which he serves as Chief Executive Officer.

     James R. Hindman, Ph.D., age 53, has served as a Director since June 1997. He was Vice President, in charge of operations of the Company, from June 1997 to October1999. Since 1995, Dr. Hindman has had his own consulting firm, Vermiculite Technologies, out of Dillon, Montana. From 1978 to 1985 Dr. Hindman was employed as the Senior Metallurgist by W.R. Grace & Company, at their Libby, Montana vermiculite operation. Dr. Hindman received a Bachelor of Science degree in Geological Sciences from the University of Southern California, and a Ph.D. in Geological Sciences from the University of Utah. Dr. Hindman indicated in a letter recently of his intent to resign from the Board, and from all positions with the Company, effective September 15, 2000.

     Dennis R. Staal, age 51, has served as Director and Chief Financial Officer since January 31, 2000. He is an experienced public company Chief Financial Officer, whose most recent stint in that role was as founder and CFO of Meteor Industries, Inc., a NASDAQ traded petroleum products distribution company. Meteor is currently averaging nearly $800,000 a day in sales, an annualized rate of $250 million. Mr. Staal is currently a director and consultant to Meteor, in charge of acquisitions. Prior to starting Meteor, Mr. Staal was the lead financial arranger for a series of public companies, going back to the late 1970's, most of which were natural resource companies. On behalf of these companies, he arranged IPO's, secondary PO's and numerous financings in the one to five million dollar range, as well as prepared all relevant SEC filings, such as 10-K's, 10-Q's, and Form 10. Mr. Staal is a 1970 graduate of the University of Nebraska with Bachelor of Science Degree in Business Administration, and received his CPA certificate in 1972. Mr. Staal is a Director and Officer of Capco Energy, Inc. and Meteor Industries, Inc. which are publicly traded companies.

         Eldon W. Brickle, age 62, has served as Director and Chief Operating Officer since July 25, 2000.

         Daniel Yuengling age 44, has served as Director since January 31, 2000.

                  ITEM 9

               EXECUTIVE COMPENSATION

NAME                             COMPENSATION

Aldine J. Coffman, Jr.              As a director and officer from July 1, 1999,
                                    through June 30, 2000, a salary of $15,000 per month, including director's services.


Dennis R. Staal As a director and officer from January 31, 2000, through June 30, 2000, at a consulting fee of $50 per hour, which totaled $2,500 through June 30, 2000.

Eldon W. Brickle                    As an Officer from June 1999,  through June
                                    30, 2000, paid as a consultant, a fee of $30,834.

* James R.  Hindman,  Ph.D          A sign-on  bonus of  500,000  shares  of
                                    common  stock,   and  a monthly compensation
                                    thereafter   as  an independent  contractor,
                                    for services as an officer  and  director,
                                    of $3,000 per month through  March 31, 1999;
                                    thereafter,  as an employee,  at $6000 per
                                    month to October 31, 2000,   which  includes
                                    compensation   as director.  Thereafter,  as
                                    a director  only, $1,000 per month

* Martin J. Peskin, DDS             As  a  director,  $1,000 per month  since
                                    June  30,  1999.  Dr.  Peskin  received
                                    372,000 common shares of the Company for services as director and officer for the period prior to July 1, 1999.

* Edward C. Stanojev, Jr.           As a director, $1,000 per month since June
                                    30, 1999.

* Jeff Wertz                        As a director and officer from July 1, 1999,
                                    through  December 31, 1999, a salary  of
                                    $6,000  per   month,   including director's
                                    services. Thereafter, consulting fees, including director's compensation, of
                                    $2,000 per month through June 30, 2000.

* Note: Messrs: Hindman, Peskin, Stanojev and Wertz each resigned at a board meeting on August 18, 2000, to facilitate their exemption from certain restrictions on the future sales of their stock that was being proposed by Merit Capital Associates, Inc., of Westport, Connecticut in connection with a $2,500,000 private placement offer. Their compensation for July and August, 2000, is a total of $2,000 each. Dr. Hindman's resignation was given as conditional upon certain subsequent events which have not yet occurred.


         Directors and officers are entitled to receive reimbursement of their reasonable and necessary out-of-pocket expenses, as documented and submitted.

EXECUTIVE REMUNERATION

         The following table provides information with respect to the compensation paid to the above named directors and executive officers. There was no executive officer whose salary was in excess of $100,000 for any period in fiscal 2000, other than Mr. Coffman whose gross pay was $180,000.



                            Summary Compensation Table

(A)                      (B)             (C)              (D)         (E)           (F)

Name And             Fiscal Year       Salary($)        Bonus($)     Other        Restricted
Principal             Ended June 30                                  Annual       Stock
Position                                                             Compen       Award(s) ($)
                                                                     sation ($)
-----------------------------------------------------------------------------------------------
Aldine J                 2000          $180,000                    $ 30,000
Coffman,Jr.              1999          $ 77,500
President, CEO
-----------------------------------------------------------------------------------------------
Edward C. Stanojev,Jr    2000          $  7,500(1)                 $ 12,000(2)    $ 125,000
President                1999                                      $ 12,000(2)
(Resigned 1999)
-----------------------------------------------------------------------------------------------
Jeff Wertz               2000          $ 54,000                    $  3,000(2)    $ 241,228
Secretary,               1999          $ 60,000                    $ 12,000(2)    $  50,000
Treasurer and
Chief Financial Officer
-----------------------------------------------------------------------------------------------
James R.                 2000          $ 24,000         $ 18,000   $  8,000(2)    $ 218,750
Hindman,                 1999          $ 30,000                    $ 12,000(2)
Vice President
-----------------------------------------------------------------------------------------------
Martin J. Peskin         2000          $ 12,000(2)                 $ 12,000
Outside Director         1999
-----------------------------------------------------------------------------------------------
Daniel Yuengling         2000               (3)
Outside Director         1999               $0
-----------------------------------------------------------------------------------------------
Dennis R. Staal          2000          $  2,500                                    $ 30,000
Chief Financial Officer  1999               $0                                          $0
and Director
-----------------------------------------------------------------------------------------------
Raymond G. Becker                           (4)
Outside Director
-----------------------------------------------------------------------------------------------
Eldon W. Brickle         2000          $ 30,834                                         $0
Chief Operating          1999               $0                                          $0
Officer and Director
-----------------------------------------------------------------------------------------------

(1) This amount reflects the salary earned but not paid to Mr. Stanojev; such salary is due and owing to Mr. Stanojev.
(2) Each Director receives Director's Fees of $1,000 per month;however, the Directors fees have not been paid to the Directors and such Directors fees are due and owing each Director.
(3)  Mr. Yuengling is serving as a non-compensated Director.
(4) Mr. Becker resigned upon appointment due to health reasons.

                                     ITEM 10
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth the shares of the Company's Common Stock beneficially owned at June 30,2000 by (I) each person known to management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named under "Executive Remuneration," and (iv) all executive officers and Directors of the Company as a group.

Name                              Position with Company                  Shares Beneficially Owned(1)
--------------------------------------------------------------------------------------------------------
Executive Officers and                                                    Number(2)         Percent(2)
 Directors:(8)
--------------------------------------------------------------------------------------------------------
Aldine J Coffman,Jr.              President, CEO
     Current   (3);(4)                                                     62,500                  *
     Potential (3);(4)                                                    687,500                  *
Edward C. Stanojev,Jr.,           President and Director                  240,000                  *
                                  (Resigned 1999)
Jeff Wertz Secretary              Treasurer and Chief                   1,164,910                1.6%
                                  Financial Officer
James R. Hindman                  Vice President
     Current   (3);(4)                                                    875,000                1.2%
     Potential (3);(4)                                                  1,500,000                1.9%
Martin J. Peskin                  Outside Director                      1,812,769                2.4%
Daniel Yuengling                  Outside Director                      1,090,402                1.4%
Dennis R. Staal                   Chief Financial Officer                 120,000                  *
                                   and Director
Eldon W. Brickle                  Chief Operating Officer                    0                     *
                                   and Director

All Directors and executive
officers as a group( 8 persons)
     Current   (3);(4)                                                  5,365,581                7.2%
     Potential (3);(4)                                                  6,615,581                8.3%


Beneficial Owners of
More than 5%

Nevada Vermiculite(3)                                                   5,000,000                6.3%
* Less than 1%

(1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the Common Stock indicated as beneficially owned thereby.
(2) In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), share that are not outstnading, but that are subject to warrants, options or conversion privileges exercisable or convertible within 60 days of the date of this report on Form 10-KSB, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) As 12.5% owners of Nevada Vermiculite, Messrs. Hindman and Coffman each may receive 12.5% of the 5,000,000 warrants issued to Nevada Vermiculite.
(4) Current outstanding at June 30,2000 is 74,508,537: Potential outstanding with exercise of all Nevada Vermiculite 5,000,000 warrants is 79,508,534.
(5) Unless otherwise indicated, the address for each Director is c/o Stansbury Holdings Corporation, 8801 East Hampden Avenue, #200, Denver, Colorado 80231.


                   ITEM 11

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

     In October, 1998, the Company raised the required $130,000 through a convertible debenture issued to Nevada Vermiculite L.L.C., which debenture, among other provisions, allowed Nevada Vermiculite to substitute of record for the Liquidator with respect to certain security interests, as collateral for the$130,000. The debenture also offered Nevada Vermiculite the additional inducements of 500,000 common shares, and a warrant for an additional 5 million shares exercisable at the then par of $0.25 per share.

     The $130,000 was paid into an escrow pending closing on the Accord and Satisfaction in October, 1998, and funds were distributed to the Liquidator in Closing on the Accord and Satisfaction in December, 1998, upon the Liquidator's providing the Closing Agent all requisite documentation described in the Accord and Satisfaction.

     As a result of the closing on the Accord and Satisfaction, the Company was able to discharge debts of $2,056,474, principal and interest inclusive, for the payment of $130,000. This discharged amount of $2,056,474 is included in the gain on forgiveness of debt on the 1999 financial statements on The Statement of Operations, and the $130,000 is included as a long-term note payable on the 1999 and 2000 Balance Sheet.

     The Company remains liable to Nevada Vermiculite L.L.C. for the sum of $130,000, plus interest accruing thereon from October 24, 1998, at 12% per annum, due July 5, 2000, as provided by the terms of the debenture issued to Nevada Vermiculite L.L.C., by the Company. As mentioned above, the Debenture contains other terms of inducement, and conversion rights of principal and accrued interest at par. Mr. Aldine J. Coffman and Dr. James Hindman each have 12.5% interest in Nevada Vermiculite L.L.C.

         The Company and Nevada Vermiculite L.L.C. entered into a joint venture, the purpose of which was to develop the Company's asset at Dillon and eventually Hamilton, as well as to locate and develop other profitable vermiculite-related projects. This joint venture is International Vermiculite Limited L.L.C., a Delaware limited liability company, of which the Company and Nevada Vermiculite are each 50% participants.

         Stansbury has recently negotiated the dissolution of the International Vermiculite joint venture, by acquiring 100% of International Vermiculite. It agreed to the following terms: (1) a payment to Nevada Vermiculite of the sum of $25,000 for its interest in International Vermiculite and 16 mining claims at Mica Peak, (2) the repayment to Channel & Basin of the $184,000 it had expended on the Dillon Project, (3) the creation of a new schedule to repay the $130,000 note and interest, and (4) obtaining an option to cancel the 5,000,000 warrants for the payment of $500,000, of which $250,000 is to be paid upon cancellation, and the balance in installments. Closing on this transaction is contemplated in September, 2000, utilizing proceeds from a proposed $2.5 million private placement offered by Merit Capital Associates, Inc.


                   ITEM 12

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

   EXHIBITS

EXHIBIT NO.        DESCRIPTION

  23.1           Consent of Certified Public Accountants

  27            Financial Data Schedule

     (b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED JUNE 30, 2000

         There were no reports on Form 8-K filed during the twelve months ended June 30, 2000.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 30, 2000      STANSBURY HOLDINGS CORPORATION



              BY:    /S/ ALDINE J. COFFMAN, JR.

                   ------------------------------
                   Aldine J. Coffman, Jr.
                   Chief Executive Officer And President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                                        DATE
------------------------------------------------------------------------------------------------

/S/Aldine J. Coffman, Jr.          President And Chief Executive Officer        October 30, 2000
--------------------------
Aldine J. Coffman, Jr.             (principal executive officer) and Director

/S/Dennis R. Staal                 Vice President, Chief Financial Officer      October 30, 2000
--------------------------
Dennis R. Staal                    (principal financial officer) and Director

/S/ Eldon W. Brickle               Vice President, Chief Operating Officer      October 30, 2000
--------------------------
Eldon W. Brickle                   Director

/S/Daniel Yuengling.               Director                                     October 30, 2000
--------------------------
Daniel Yuengling.

HAUGEN, SPRINGER & CO., P.C.
Certified Public Accountants
--------------------------------------------------------------------------------
9250 East Costilla Avenue - Suite 150 - Englewood, CO  80112
(303) 799-6969 - FAX (303) 799-6974
www.hsco.com - taxman@hsco.com
                                                        Robert S. Haugen, C.P.A.
                                                     Charles K, Springer, C.P.A.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Stockholders and Board of Directors
Stansbury Holdings Corporation and Subsidiaries


We have audited the consolidated balance sheets of Stansbury Holdings Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stansbury Holdings Corporation and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

(Continued)

                  --------------------------------------------



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



         HAUGEN, SPRINGER & CO., P.C.


         October 30, 2000
         Denver, Colorado

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999



Assets                                                 2000             1999
------                                                 ----             ----


Current Assets:
    Inventory                                     $     18,960     $          0
    Prepaid expenses                                    11,640            9,645
    Due from related party                                   0           20,298
    Other                                                9,916            4,130
                                                  ------------     ------------

         Total Current Assets                           40,516           34,073
                                                  ------------     ------------

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method            19,349,198       19,059,456
    Los Banos exfoliation plant                        569,102                0
    Buildings                                          100,000          100,000
    Other property and equipment                         6,219            1,800
                                                  ------------     ------------

                                                    20,024,519       19,161,256

Less:  accumulated depreciation                        (35,233)         (25,767)
                                                  ------------     ------------

         Net Property and Equipment                 19,989,286       19,135,489
                                                  ------------     ------------

Other Assets:
    Reclamation bonds                                   45,100                0
    Investment in Resource Vermiculite LLC             126,088                0
    Deposits                                                 0           20,000
                                                  ------------     ------------

  Total Other Assets                                   171,188           20,000
                                                  ------------     ------------


Total Assets                                      $ 20,200,990     $ 19,189,562
                                                  ============     ============


                                                                     (Continued)


           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                             JUNE 30, 2000 AND 1999



Liabilities and Stockholders' Equity                    2000            1999
------------------------------------                    ----            ----

Current Liabilities:
    Bank overdrafts                                $     52,227    $      7,648
    Elk Creek acquisition obligations                 1,072,500       1,422,500
    Los Banos acquisition obligation                    350,000               0
    Current installments of long-term debt              820,718       1,607,739
    Convertible notes payable to officers
        and shareholders                                195,750         460,500
    Convertible note payable to related party           130,000         130,000
    Accrued interest                                    694,717         948,507
    Trade accounts payable                              587,916         478,251
                                                   ------------    ------------

         Total Current Liabilities                    3,903,828       5,055,145

Long-Term Debt                                                0               0
                                                   ------------    ------------

         Total Liabilities                            3,903,828       5,055,145
                                                   ------------    ------------

Commitments and Contingencies
    (Notes 2 and 16)

Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 74,508,534 and
        43,828,773 at June 30, 2000 and
        1999, respectively                               74,509          43,829
    Paid-in capital                                  26,716,353      19,077,092
    Deferred interest                                   (88,691)       (337,731)
    Accumulated deficit                             (10,405,009)     (4,648,773)
                                                   ------------    ------------

         Total Stockholders' Equity                  16,297,162      14,134,417
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $ 20,200,990    $ 19,189,562
                                                   ============    ============


           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                      2000             1999
                                                      ----             ----

Sales                                             $     17,513     $          0
Cost of sales                                           (4,879)              (0)
                                                  ------------     ------------

Gross profit                                            12,634                0
                                                  ------------     ------------
Expenses:
    Operating                                          235,656           13,351
    Property abandonment                               230,233                0
    General and administrative                       2,215,352        1,339,610
    Interest, conversion premiums,
        and equity inducements                       3,087,629        1,655,254
                                                  ------------     ------------

Total Expenses                                       5,768,870        3,008,215
                                                  ------------     ------------

Loss from operations                                (5,756,236)      (3,008,215)

Other income                                                 0           26,546
                                                  ------------     ------------

Loss before extraordinary item                      (5,756,236)      (2,981,669)

Extraordinary gain from debt restructuring                   0        2,056,474
                                                  ------------     ------------

Net Loss                                          $ (5,756,236)    $   (925,195)
                                                  ============     ============

Basic and diluted earnings per share:

    Loss from continuing operations               $      (0.10)    $      (0.12)

    Extraordinary gain                                    0.00             0.08
                                                  ------------     ------------

    Net Loss                                      $      (0.10)    $      (0.04)
                                                  ============     ============
    Basic and diluted weighted average
        shares outstanding                          57,875,660       25,729,832
                                                  ============     ============




           See Accompanying Notes to Consolidated Financial Statements

                                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                                                                       Common
                                      Number Of      Common             Stock        Paid-In        Deferred
                                       Shares         Stock           To Issue       Capital        Interest
                                    ------------   ------------      -----------   ------------   -------------
Balances 06/30/98                     24,039,290   $  6,009,823      $   50,000    $  7,535,330   $   (586,771)

Change in par value                            0     (5,985,783)              0       5,985,783              0
Issued for debt                        4,168,649          4,169         (50,000)      1,148,993              0
Issued for interest on debt            1,532,502          1,532               0         383,991              0
Issued for debt inducement             3,985,312          3,985               0         992,343              0
Issued for Elk Creek acquisition       7,850,000          7,850               0       2,469,650              0
Issued for loan proceeds                 500,000            500               0         124,500              0
Issued for compensation                1,540,000          1,540               0         383,460              0
Issued for trade accounts payable        213,020            213               0          53,042              0
Amortization of deferred interest              0              0               0               0        249,040
Net loss                                       0              0               0               0              0

Balances 06/30/99                     43,828,773         43,829               0      19,077,092       (337,731)

Issued for debt                       10,137,884         10,138               0       2,524,333              0
Issued for interest on debt            2,759,841          2,760               0         687,200              0
Issued for debt inducement             9,378,334          9,378               0       2,335,206              0
Issued for Los Banos acquisition         525,000            525               0         130,725              0
Issued for investment in
  Resource Vermiculite LLC               504,351            504               0         125,584              0
Issued for other costs of
  undeveloped mineral properties         100,000            100               0          24,900              0
Issued for compensation                1,523,573          1,524               0         379,369              0
Issued for trade accounts payable      1,434,969          1,435               0         357,307              0
Issued for other general and
  administrative expenses              4,290,397          4,290               0       1,068,309              0
Other stock issuances                     25,412             26               0           6,328              0
Amortization of deferred interest              0              0               0               0        249,040
Net loss                                       0              0               0               0              0

Balances 06/30/00                     74,508,534   $     74,509      $        0    $ 26,716,353   $    (88,691)
                                    ============     ============    ==========    ============   =============

                                                         Total
                                      Accumulated    Stockholders'
                                        Deficit         Equity
                                    -------------    -------------

Balances 06/30/98                   $ (3,723,578)    $ 9,284,804

Change in par value                            0               0
Issued for debt                                0       1,103,162
Issued for interest on debt                    0         385,523
Issued for debt inducement                     0         996,328
Issued for Elk Creek acquisition               0       2,477,500
Issued for loan proceeds                       0         125,000
Issued for compensation                        0         385,000
Issued for trade accounts payable              0          53,255
Amortization of deferred interest              0         249,040
Net loss                                (925,195)       (925,195)
                                    -------------    -------------
Balances 06/30/99                     (4,648,773)     14,134,417

Issued for debt                                0       2,534,471
Issued for interest on debt                    0         689,960
Issued for debt inducement                     0       2,344,584
Issued for Los Banos acquisition               0         131,250
Issued for investment in
  Resource Vermiculite LLC                     0         126,088
Issued for other costs of
  undeveloped mineral properties               0          25,000
Issued for compensation                        0         380,893
Issued for trade accounts payable              0         358,742
Issued for other general and
  administrative expenses                      0       1,072,599
Other stock issuances                          0           6,354
Amortization of deferred interest              0         249,040
Net loss                              (5,756,236)     (5,756,236)
                                    -------------    -------------
Balances 06/30/00                   $(10,405,009)   $ 16,297,162
                                    =============    =============

           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                          2000          1999
                                                          ----          ----
Net cash (used in) operating activities
    (Note 17)                                        $  (551,807)   $  (708,051)
                                                     -----------    -----------

Cash flows from investing activities:
    Investments in undeveloped mineral
        claims and projects                             (494,975)       (96,996)
    Investment in Los Banos exfoliation plant            (87,852)             0
    Purchases of other property and equipment             (4,419)        (1,800)
                                                     -----------    -----------

Net cash (used in) investing activities                 (587,246)       (98,796)
                                                     -----------    -----------

Cash flows from financing activities:
    Payments on Elk Creek acquisition
        obligations                                     (137,500)      (140,000)
    Proceeds from convertible notes payable
        to officers and shareholders                   1,250,700        933,162
    Repayments of convertible notes payable
        to officers and shareholders                      (5,000)       (57,000)
    Proceeds from convertible notes payable
        to related party                                       0        130,000
    Proceeds from long-term debt                               0          5,000
    Repayments of long-term debt                         (17,000)       (66,000)
    Other                                                 47,853              0
                                                     -----------    -----------

Net cash provided by financing activities              1,139,053        805,162
                                                     -----------    -----------

Net decrease in cash                                           0         (1,685)

Cash at beginning of year                                      0          1,685
                                                     -----------    -----------

Cash  at end of year                                 $         0    $         0
                                                     ===========    ===========

Supplemental disclosure of cash information:
    Cash paid for interest                           $    31,148    $    24,364
                                                     ===========    ===========

    Cash paid for taxes                              $     2,181    $     7,701
                                                     ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stansbury Holdings Corporation ("Stansbury") was incorporated in 1969 under the name Stansbury Mining Corporation. In 1990, Stansbury changed its name to Stansbury Holdings Corporation. During June 1999, Stansbury acquired Elk Creek Vermiculite, Inc. ("Elk Creek"), and its wholly owned subsidiary, Dillon Vermiculite, LLC ("Dillon"). Stansbury has also formed and wholly owns International Vermiculite (Montana), Inc. ("IVM"), International Vermiculite (California), Inc. ("IVC"), and Stansbury Petroleum Corporation ("Petroleum"). Collectively, these entities are referred to as the "Company". The Company's business is the acquisition, exploration, and development of vermiculite mineral sites.


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------

         Basis of Presentation
         ---------------------

         The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Inventory
         ---------

         Inventory is stated at the lower of cost or market.

         Undeveloped Mineral Claims and Projects
         ---------------------------------------

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

         Other Plant, Property, and Equipment
         ------------------------------------

         Other plant, property and equipment, consisting of the Los Banos exfoliation plant, two buildings, and office equipment, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 years for the plant and buildings, and 5 years for the office equipment.

         Revenue Recognition
         -------------------

         Revenue is recognized when products are shipped to customers.

         Income Taxes
         ------------

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

         Earnings (Loss) Per Share
         -------------------------

         Basic earnings (loss) per share are based on the weighted average shares outstanding. Outstanding stock options and convertible debt obligations are generally treated as common stock equivalents for purposes of computing diluted earnings per share. However, since the Company reported net losses for the years ended June 30, 2000 and 1999, these common stock equivalents are excluded from the computation of diluted earnings per share because their effect on net loss per share would be anti-dilutive.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ----------------------------------------------

         Use of Estimates
         ----------------

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

         Reclassifications
         -----------------

         Certain reclassifications have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 classification.

NOTE 2 - GOING CONCERN STATEMENT
         -----------------------

         The Company emerged from Chapter 11 bankruptcy proceedings during 1985 and has been non-operating since that time. At June 30, 2000, its negative working capital was approximately $3.9 million and accumulated deficit was approxi-mately $10.4 million.

         During 1999, the Company hired a new president who also now serves as chairman of the Board of Directors and chief executive officer.

         During 2000, the Company hired a new vice-president and chief operating officer, and a new vice-president and chief financial officer. These two individuals also serve on the Board of Directors.

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


NOTE 2 - GOING CONCERN STATEMENT (CONTINUED)
         -----------------------------------

         During June 1999, the Company acquired Elk Creek and its subsidiary in a stock and cash transaction. The Company believes that the mineral claims held by Elk Creek and Dillon, which are also located in the State of Montana, enhance the Company's ability to obtain long-term development financing and its ability to participate in joint venture arrangements with major mining interests.

         During May of 2000, the Company purchased an exfoliation plant located in Los Banos, California.

         During the second half of 2000, the Company purchased the Sweetwater Garnet mine and mill located near Dillon, Montana.

         Also during the second half of 2000, the Company began shipping ore mined from its Dillon mine and mill to its Los Banos plant to be processed for sale to customers.

         Management is also reviewing several additional proposals regarding long-term financing and the acquisition of other operating facilities and producing natural resource properties for purposes of providing cash flow to fund general and administrative costs. In the past, these costs have generally been funded by loans from the Company's officers, directors and shareholders.

         During August 1998, the Company successfully restructured the debt with its largest single creditor. That creditor held a first mortgage on the Company's mineral claims and projects. In recent years, the Company also has converted a significant amount of its other debt to common stock. As a result of these efforts, total liabilities decreased approximately $1.2 million from June 30, 1999 to June 30, 2000, and $2.1 million from June 30, 1998 to June 30, 1999, exclusive of the Los Banos and Elk Creek acquisition obligations.

         There can be no assurances that the Company will be successful in obtaining the financing necessary to develop its mineral reserves. Nor can there be any assurances that other sources of funds can be obtained to cover general and administrative costs.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN STATEMENT (CONTINUED)
         -----------------------------------

         The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2000 and 1999 consolidated financial statements. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development and production of its mining claims and products, thereby improving operating results.

NOTE 3 - UNDEVELOPED MINING CLAIMS AND PROJECTS
         --------------------------------------

         The Company's undeveloped mining claims and projects are located in the state of Montana. Substantially all of these assets are subject to security interests granted in favor of various creditors of the Company.

         During June 1999, the Company capitalized $3.99 million of undeveloped mining claims and projects related to its acquisition of Elk Creek and Dillon (see Note 4). Additionally, the Company capitalized approximately $290,000 and $97,000 during the years ended June 30, 2000 and 1999, respectively, for mine development costs.

NOTE 4 - ACQUSITION OF ELK CREEK VERMICULITE, INC.
         -----------------------------------------

         During June 1999, Stansbury acquired all of the outstanding shares of Elk Creek Vermiculite, Inc. and its wholly-owned subsidiary, Dillon Vermiculite, LLC. The acquisition was accounted for as a purchase and the results of Elk Creek's operations (and its subsidiary) are included in the Company's consolidated statements of operations from the date of acquisition. Elk Creek was acquired from an entity that is controlled by an individual who was a former officer and director of Stansbury.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF ELK CREEK
         VERMICULITE, INC. (CONTINUED)
         ----------------------------

         The assets of Elk Creek and Dillon represent various undeveloped mining claims and projects, and an office and warehouse building, located in the state of Montana. The total consideration of $4.04 million was paid by the issuance of 7.85 million of the Company's common shares, and various debt obligations as described below. The purchase price was allocated $50,000 to the office and warehouse building, and the remainder to the undeveloped mining claims and projects.

         Debt obligations arising from the purchase were as follows:

     1. Purchase debt obligations represented by four promissory notes with an original principal balance of $450,000, bearing interest at 12%. The principal balances outstanding were $100,000 and $450,000 at June 30, 2000 and 1999, respectively.

     2. A note payable to Resource Vermiculite LLC ("Resource") that Elk Creek incurred to acquire its interests in the mining claims and projects. The outstanding principal balance of this note on the date of Stansbury's acquisition of Elk Creek was $940,000. The outstanding principal balance at June 30, 2000 and 1999 was $772,500. As described in Note 5, Stansbury acquired an 11% interest in Resource during the year ended June 30, 2000.

     3. An obligation to the seller with an original balance of $200,000 that was outstanding at June 30, 2000 and 1999.

     At June 30, 2000, the Company was in default with respect to these debt obligations.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF ELK CREEK
         VERMICULITE, INC. (CONTINUED)
         -----------------------------

          The following unaudited pro forma information for the year ended June 30, 1999 reflects the consolidated results of operations as if the acquisition had taken place as of July 1, 1998. This information utilizes audited information for Stansbury and unaudited information for Elk Creek and its subsidiary.


          Revenues                          $              0
                                            ================

          Loss before extraordinary items   $     (3,354,664)
                                            ================

          Net loss                          $     (1,298,190)
                                            ================

          Loss per share                    $          (0.04)
                                            ================

NOTE 5 - INVESTMENT IN RESOURCE VERMICULITE LLC
         --------------------------------------

         During the year ended June 30, 2000, the Company acquired an 11% interest in Resource Vermiculite LLC. This entity, as described in Note 4, is a creditor of the Company. The Company acquired its interest by issuing 504,351 shares of its common stock at 25 cents per share, totaling $126,088.

NOTE 6 - LOS BANOS EXFOLIATION PLANT
         ---------------------------

         During May 2000, the Company acquired a vermiculite exfoliation plant located near Los Banos, California. The total purchase price was $581,250, consisting of a $100,000 cash payment, issuance to the seller of 525,000 shares of the Company's common stock valued at $131,250, and a note payable in the amount of $350,000. The plant was acquired from an entity controlled by the same individual described in Note 4.

         The purchase price was allocated $28,839 to inventory and $552,411 to the plant.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOS BANOS EXFOLIATION PLANT (CONTINUED)
         ---------------------------------------

         The note payable bears interest at 12%, and principal and accrued interest are due November 15, 2000. The note is secured by the Los Banos assets.

         The buildings which house the exfoliation plant, and the underlying land, are subject to a lease that the seller assigned to the Company. The term of the sublease is for one year, effective May 2000, and monthly rental payments of $800 are required. The Company can elect to terminate the sublease after six months.

         Revenue and cost of sales for the year ended June 30, 2000 represent sales of inventory acquired in the purchase.


NOTE 7 - CONVERTIBLE NOTES PAYABLE
         TO OFFICERS AND SHAREHOLDERS
         ----------------------------

         Convertible notes payable to officers and shareholders at June 30, 2000 and 1999 consisted of the following:

                                           2000                1999
                                           ----                ----

                  90-Day Notes          $        0          $   49,000
                 180-Day Notes             195,750             411,500
                                        ----------          ----------

                                        $  195,750           $ 460,500
                                        ==========           =========

         The 90-day notes bore interest at 12% and principal and accrued interest was due 90 days after the date of issuance. The 180-day notes bear interest at 10% and principal and accrued interest are due 180 days after the date of issuance. Both classes of notes are unsecured.


NOTE 8 - NOTE PAYABLE TO RELATED PARTY
         -----------------------------

         The convertible note payable, issued in connection with the debt restructuring described in Note 11, was dated August 25, 1998 and bears interest at 10%. Principal and accrued interest are due on demand.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - LONG-TERM DEBT

         Long-term debt at June 30, 2000 and 1999 consisted of the following:

                                                       2000              1999
                                                       ----              ----
      Officers, directors and shareholders:
      -------------------------------------

      Promissory notes, unsecured, bearing
       interest at rates from 12% to 15%            $   57,667       $  779,688

      Mortgages payable, bearing interest
        at 23%                                         394,000          449,000

      Other:

      Other promissory notes and
        obligations payable                            369,051          379,051
                                                    ----------       ----------

       Long-term debt                                  820,718        1,607,739

       Less current installments                       820,718        1,607,739
                                                    ----------       ----------

       Long-term portion                            $        0       $        0
                                                    ==========       ==========


         The promissory notes and mortgages payable to officers, directors, and shareholders were past due as of June 30, 2000. Interest on the mortgages payable was prepaid and has been fully amortized in prior years.

         Other notes payable and obligations represent amounts payable to former trade creditors of the Company. The Company is in default on these amounts, and interest accrues on the outstanding principal balances at rates that average approximately 12%.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY
         ---------------------

         On April 30, 1999, the Company's stockholders approved an increase in the number of authorized common shares from 25 million to 100 million, and restated the par value of each common share from $0.25 to $0.001.

         As presented in the Consolidated Statements of Stockholders' Equity and as described in these Notes to the Consolidated Financial Statements, the Company has issued a significant number of its common shares for various purposes during the years ended June 30, 2000 and 1999. All such transactions have been recorded at 25 cents per share, which approximates the fair market value of the shares during those two years.

NOTE 11 - DEBT RESTRUCTURING
         -------------------

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

         The Company obtained the $130,000 by issuing a convertible note payable (see Note 8) to Nevada Vermiculite, LLC, a limited liability company owned 25% by two of the Company's officers and directors. In addition, the Company issued 500,000 of its common shares and granted an option to obtain 5 million additional common shares to Nevada Vermiculite as an inducement to make the loan. The option expires October 26, 2004, and the option price is 25 cents per share. The Company valued the stock and option issued to Nevada Vermiculite at $125,000.

         The shares relinquished by the creditor were issued to persons who assisted the Company in this debt restructuring. The Company has recorded these shares at their approximate fair market value of 25 cents per share. The relinquishment of the shares represented additional gain from the debt restructuring, while the issuance of the shares represented an additional cost thereof.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  - DEBT RESTRUCTURING (CONTINUED)
            ------------------------------

          The gain from the restructuring was as follows:

                  Principal amount of mortgages and
                    other promissory notes payable
                    cancelled                           $  645,961
                  Accrued interest on debt cancelled 1,665,513 Value of shares relinquished by the
                    creditor                               190,139
                                                        ----------

                  Subtotal                               2,501,613
                                                        ----------

                  Cash payment by Company                  130,000
                  Stock issued to Nevada Vermiculite       125,000
                  Value of relinquished shares issued      190,139
                                                        ----------

                  Subtotal                                 445,139
                                                        ----------

                  Gain from restructuring               $2,056,474
                                                        ==========

NOTE 12 - INTEREST, CONVERSION PREMIUMS,
          AND EQUITY INDUCEMENTS
          ----------------------

         Substantially all interest expense paid during the years ended June 30, 2000 and 1999 was in the form of shares of the Company's common stock. In addition, the Company issued shares of its common stock for payment of conversion premiums and equity inducements. These forms of payments are made to induce other parties to loan funds to the Company, or to convert existing debt into equity. All such premiums and inducements are charged to expense when the shares are issued, and for the years ended June 30, 2000 and 1999, the amount is so charged to expense totaled approximately $ 2,344,600 and $ 966,300, respectively. The substantial portion of these expenses were related to convertible notes payable to officers and shareholders as described in Note 7.

NOTE 13 - INCOME TAXES
         -------------

         The Company incurred net operating losses for the years ended June 30, 2000 and 1999. At June 30, 2000, the Company has approximately $11.7 million of net operating loss carryforwards which expire in varying amounts through the year ending June 30, 2020.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES (CONTINUED)
         -------------------------

         A deferred tax asset resulting from the benefit of current and carryforward net operating losses is offset by a valuation allowance because realization of that asset is not assured. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryovers. Accordingly, no current or deferred tax benefit for the years ended June 30, 2000 and 1999 has been recognized.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
         ------------------------------------

         The debt obligations of the Company represent the financial instruments for which fair value disclosure is required under SFAS 107. Management does not believe it is practicable to estimate the fair value of its debt.

         A substantial portion of the Company's debt obligations at June 30, 2000 was owed directly to its officers, directors, and shareholders (or to entities controlled by them). All other debt is owed to non-financial institutions. Accordingly, there is no market available to estimate the fair value of this debt.

 NOTE 15 - RELATED PARTIES
         -----------------

         Substantially all of the creditors who have converted their debt and interest into shares of the Company's stock have been officers, directors, or shareholders of the Company. These individuals also received shares of the Company's stock as an inducement for conversion of their debt.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
         ------------------------------

         Effective June 1, 1999, the Company entered into a 37-month lease agreement for office space in Denver, Colorado. Rent is payable in advance in six-month increments. Rent expense was approximately $21,000 and $2,000 for the years ended June 30, 2000 and 1999, respectively. Minimum future annual rent payments are $24,000 for the year ending June 30, 2001, and $22,000 for the year ending June 30, 2002.

         The Company is obligated to the federal government for approximately $21,100 per year to maintain the ownership of its mineral claims.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
         ------------------------------------------

         Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

         Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At June 30, 2000 and 1999, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders" (see Note 9).

         Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At June 30, 2000 and 1999, the principal amount of these promissory notes is included in long-term debt under the caption "other" (see Note 9).

         Amounts due other trade creditors who have brought actions against the Company are included in the balance of trade accounts payable.

         Actions have also been brought with respect to the debt obligations that arose from the Elk Creek acquisition. Management believes that the matters will be settled for amounts not greater than the recorded amounts at June 30, 2000.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - RECONCILIATION OF NET LOSS TO
          NET CASH USED IN OPERATING ACTIVITIES
          -------------------------------------

     The reconciliation of net loss to net cash used in operating activities for the years ended June 30, 2000 and 1999 is as follows:

                                                        2000            1999
                                                        ----            ----

Net loss                                            $(5,756,236)    $  (925,195)
                                                    -----------     -----------
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Property abandonment                            230,233               0
        Bad debt expense                                 20,298               0
        Depreciation                                      9,466           2,784
        Amortization of deferred interest               249,040         249,040
        Stock issued for interest, debt
          inducement, and compensation                4,161,294       1,766,851
        Extraordinary gain                                    0      (2,186,474)

Changes in operating assets and liabilities:
    (Increase) in inventory                             (18,960)              0
    (Increase) in prepaid expenses                       (1,995)         (9,645)
    (Increase) in other current assets                   (5,786)         (4,130)
    (Increase) in other assets                          (25,100)              0
    Increase in bank overdraft                           44,580           7,648
    Increase in accrued interest                         72,952          16,200
    Increase in accounts payable                        468,407         415,818
    Decrease in due to/from related party                     0         (40,948)
                                                    -----------     -----------

Total adjustments                                     5,204,429         217,144
                                                    -----------     -----------

Net cash (used in) operating activities             $  (551,807)    $  (708,051)
                                                    ===========     ===========

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - NONCASH INVESTING AND FINANCING ACTIVITIES
         -------------------------------------------

          The Consolidated Statements of Stockholders' Equity present shares of the Company's common stock issued for various noncash transactions. See Note 6 for debt issued in connection with the Los Banos exfoliation plant acquisition.

NOTE 19 - RECENTLY ISSUED ACCOUNTING STANDARDS
          ------------------------------------

          In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133,
          "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required by the first quarter of fiscal 2001. The adoption of this statement is expected to have no impact on results of operations, financial position, or cash flows.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required in fiscal 2001, and early adoption is permitted. The Company does not expect this Bulletin to have any affect on its results of operations, financial condition or cash flows.

          In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Option No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. The provisions of FIN 44 became effective in 2000 and did not have any affect on the Company's results of operations, financial condition or cash flows.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS
         ------------------

          During July of 2000, the Company acquired the Sweetwater Garnet mine and mill located in Madison County, Montana. The Company issued approximately 15 million shares of its common stock for the acquisition, and agreed to pay the seller a production royalty of $10,000 per month. The Sweetwater Garnet asset includes a 1,860-acre leasehold interest upon which a garnet concentrating mine and mill are located, and a finishing mill located on a separate four acre tract of land.