Form 10-Q
period 2000-09-30
STANSBURY HOLDINGS CORP
filed 2000-11-14
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended September 30, 2000


                         Commission File Number: 0-6034


                          STANSBURY HOLDINGS CORPORATION
             --------------------------------------------------
             (Exact Name of Issuer as Specified in its Charter)



              UTAH                                  87-0281239
- -------------------------------      ---------------------------------------
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

At  September  30,  2000,  there  were  94,748,901   common  shares  issued  and
outstanding, $.001 par value.

                          PART 1 - FINANCIAL STATEMENTS

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 2000

                                                                       2000
                                                                   ------------

Assets

Current Assets:
    Inventory                                                      $     64,848
    Prepaid expenses                                               $     43,982
    Other                                                          $      9,916
                                                                   -------------
         Total Current Assets                                      $    118,746

Land                                                               $    120,000

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method                           $ 23,328,237
    Los Banos exfoliation plant                                    $    569,102
    Buildings                                                      $    850,000
    Other property and equipment                                   $      6,219
                                                                   -------------
                                                                   $ 24,753,558

Less:  accumulated depreciation                                    $    (35,233)
                                                                   -------------
         Net Property and Equipment                                $ 24,718,325

Other Assets:
    Reclamation bonds                                              $     45,100
    Investment in Resource Vermiculite LLC                         $    126,088
    Deposits                                                       $        -
                                                                   -------------
  Total Other Assets                                               $    171,188

Total Assets                                                       $ 25,128,258
                                                                   -------------

Liabilities and Stockholders' Equity


Current Liabilities:
    Bank overdrafts                                                $     62,159
    Elk Creek acquisition obligations                              $  1,072,500
    Los Banos acquisition obligation                               $    350,000
    Sweetwater acquisition obligation                              $    663,000
    Current installments of long-term debt                         $    820,718
    Convertible notes payable to officers
        and shareholders                                           $    194,724
    Convertible note payable to related party                      $    130,000
    Accrued interest                                               $    695,309
    Trade accounts payable                                         $    809,980
                                                                   -------------

         Total Current Liabilities                                 $  4,798,390

Long-Term Debt                                                     $        -
                                                                   -------------
         Total Liabilities                                         $  4,798,390
                                                                   -------------
Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 94,748,901 and
        48,159,234 at September 30, 2000 and
        1999, respectively                                         $     94,749
    Paid-in capital                                                $ 31,998,150
    Deferred interest                                              $    (88,691)
    Accumulated deficit                                            $(11,674,340)
                                                                   -------------

         Total Stockholders' Equity                                $ 20,329,868
                                                                   -------------

Total Liabilities and Stockholders' Equity                         $ 25,128,258
                                                                   -------------


           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH'S ENDING SEPTEMBER 30, 2000 AND 1999


                                                       2000            1999
                                                  --------------   -------------
Sales                                             $      9,756                0
Cost of sales                                            $ -                  0

Gross profit                                      $      9,756     $        -

Expenses:
    Operating                                     $    156,889                0
    General and administrative                    $    686,314     $    352,809
    Interest, conversion premiums,
        and equity inducements                    $    435,884     $    593,428
                                                  --------------   -------------
Total Expenses                                    $  1,279,087     $    946,237

Loss from operations                              $ (1,269,331)    $   (946,237)

Other income                                      $        -       $         65

Loss before extraordinary item                    $        -       $        -

Extraordinary gain from debt restructuring        $        -       $        -


Net Loss                                          $ (1,269,331)    $   (946,172)


Basic and diluted earnings per share:

    Loss from continuing operations               $      (0.02)    $      (0.02)

    Extraordinary gain                            $         -      $         -


    Net Loss                                      $      (0.02)    $      (0.02)

    Basic and diluted weighted average
        shares outstanding                          69,914,869       47,203,585

                STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                             September 30
                                                          2000           1999
                                                     ------------   ------------
OPERATING ACTIVITIES
Net Income (Loss)                                    $(1,269,331)   $  (946,172)
Adjustments to reconcile
 Net Income (loss) to net cash provided
   by operations:
Stock issued for interest,Debt inducement and        $   661,974
compensation                                         $   711,854
 Depreciation                                        $       670
 Prepaid Expenses                                    $   (32,342)   $     4,823
Inventory                                            $   (45,888)
 Accounts Payable                                    $   179,376    $    44,289
Other Assets                                         $    (3,500)
 Accrued Interest Payable                            $       592
 Other Current Liabilities                           $     2,688    $    (6,353)

      Net cash provided by (used in)
      Operating Activities                           $  (502,931)   $  (194,389)

INVESTING ACTIVITIES
Mineral property                                     $(2,211,263)   $    25,833
Land                                                 $  (120,000)
 Other Property and Equipment                        $(2,503,143)   $     2,307
 Development Costs                                   $   (14,632)   $    53,854


     Net cash provided by (used in)
     Investing Activities                            $(4,849,038)   $   (81,994)


FINANCING ACTIVITIES
 Bank Overdraft
 Payments on Elk Creek obligations                                  $   (67,000)
 Payments on Sweetwater obligations
 Payments on convertible notes                                      $   311,680
 Satisfaction on convertible notes to shareholders                  $  (432,945)
Increase in Accrued Interest on Convertible notes
and Notes payable                                                   $    40,649
Stock Issued for conversion of Term Debt             $ 5,342,037    $   440,035

     Net cash provided by (used in)                  $ 5,342,037    $   292,419
     Financing Activities

Net cash increase for period                         $    (9,932)   $    16,036

Cash at beginning of period                          $    52,228    $    (7,648)

Cash at end of period                                $   (62,160)   $     8,388

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stansbury Holdings Corporation ("Stansbury") was incorporated in 1969 under the name Stansbury Mining Corporation. In 1985, Stansbury changed its name to Stansbury Holdings Corporation. During June 1999, Stansbury acquired Elk Creek Vermiculite, Inc. ("Elk Creek"), and its wholly owned subsidiary, Dillon
Vermiculite, LLC ("Dillon"), as well as formed International Vermiculite Montana), Inc., as a wholly owned subsidiary. In May 2000, Stansbury acquired the Los Banos Exfoliation Plant through the company's wholly owned California subsidiary, International Vermiculite (California), Inc. In July, 2000, Stansbury acquired Sweetwater Garnet, Inc., as a wholly owned subsidiary; Sweetwater Garnet, Inc., owns the Sweetwater Garnet Mine and concentration mill in Madison County, Montana, and the Sweetwater Garnet Finishing Mill in near Dillon, in Beaverhead County, Montana.

Stansbury, Elk Creek, Dillon, International Vermiculite (Montana), Inc., International Vermiculite (California), Inc., and Sweetwater Garnet, Inc., are referred to collectively herein as the "Company." The Company's business is the acquisition, exploration, and development of industrial mineral properties, particularly vermiculite and garnet mineral sites.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 2000, filed with the Company's Form 10-KSB.


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


NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time until June, 2000. At September 30, 2000, its negative working capital was approximately $4,798,390 and accumulated deficit was approximately $11,674,340.

During 1999, the Company hired a new president who also now serves as chairman of the Board of Directors and chief executive officer. Eldon W. Brickle, Chief Operating Officer and Executive Vice-President, was elected to the Board on August 18, 2000. James R. Hindman, Martin J. Peskin, Edward C. Stanojev, Jr., and Jeff Wertz each resigned from the Board on August 18, 2000, in order to exempt themselves from certain common stock lock-up agreements being required by an underwriter who has agreed on a best efforts basis to raise a private placement of $2.5 million for the company.

There can be no assurances that the Company or its joint venture partner will be successful in obtaining the financing necessary to develop its mineral reserves. Nor can there be any assurances that other sources of funds can be obtained to cover general and administrative costs.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2000, consolidated financial statements reported in the Company's 10K-SB for that reporting period. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results.

NOTE 3   ACQUSISITION OF SWEETWATER GARNET

During July 2000, Stansbury acquired all of the outstanding shares of Sweetwater Garnet, Inc., a Nevada corporation qualified to do business in Montana. The acquisition was accounted for as a purchase and the results of Sweetwater Garnet's operations were included in the Company's 2000 consolidated statements of operations from the date of acquisition.

Total consideration included the issuance of 15,560,000 common shares valued at $4,140,000, the assumption of $480,000 in debt, and payment of legal fees of $7,500.

The assets of Sweetwater Garnet represent various developed and undeveloped mining interests, and an office and mill building, located in the state of Montana. The total consideration of $4,627,500 was allocated as follows:

                  Land                       $  120,000
                  Equipment                   1,750,000
                  Building                      750,000
                  Mineral Property            2,007,500

Debt obligations assumed by Stansbury included a $330,000 note payable due to a creditor of Sweetwater Garnet (paid in full at closing), and a $1,000,000 debenture satisfied at closing by the issuance of 3,000,000 commons shares of Stansbury and the grant of a royalty interest, and a $150,000 debt obligation to the parent of Sweetwater Garnet of which $25,000 was paid at closing, with a note and mortgage on the Sweetwater Garnet assets given in favor of the parent/Seller.


NOTE  5  -  SWEETWATER GARNET, INC.,  ACQUISITION  OBLIGATIONS
          --------------------------------------

Obligations resulting from the Sweetwater Garnet acquisition (see Note 4) at September 30, 2000, consisted of the following:

         One  promissory  note  payable          $   38,000

         One promissory note payable,
                  2nd mortgage to Tanqueray         125,000

         Promissory Note and Mortgage payable
                  To source of funds for closing    500,000
                                                  ----------

                                                 $  663,000
                                                  ==========

The promissory note for $38,000 bears interest at the rate of 12%, and is due currently.

The promissory note for $125,000 bears interest at the rate of 12%, and is due as follows: $25,000 plus accrued interest on August 28, 2000; $50,000 plus accrued interest on September 28, 2000; and $50,000 plus accrued interest on October 28, 2000. The entire amount is currently due and payable.

The Promissory note payable to the source of funding for the $500,000 utilized to effect the closing on the acquisition is payable interest monthly, beginning August 28, 2000, and on the same day of each month thereafter, at the rate of 12% per annum. Principal is payable quarterly at 30% of the profit margin of each ton of vermiculite concentrate produced and sold by the Dillon Project, with a balloon payment of any unpaid principal and interest due 36 months following the date of acquisition. The note payments are current.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Effective June 1, 1999, the Company entered into a 37-month lease agreement for office space in Denver, Colorado. Rent is payable in advance in six-month increments. Rent expense for the year ended June 30, 1999 was $2,000. Minimum future annual rent payments are $24,000 for each of the years ending June 30, 2000 and 2001, and $22,000 for the year ending June 30, 2002.

The Company is obligated to the federal government for approximately $24,100 per year to maintain the ownership of its mineral claims. These funds are due and payable by noon, on September 1, each year, and have been aid through August 31, 2001.

Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At September 30, 2000, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At September 30, 2000, the principal amount of these promissory notes is included in long-term debt under the caption "other".

Amounts due other trade creditors who have brought action against the Company are included in trade accounts payable. The total of these amounts included in the balance of accounts payable at September 30, 2000, was approximately $170,000.

An action has also been brought by the Company with respect to the debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at September 30, 2000 of $772,500.

ITEM 2 - PLAN OF OPERATIONS

GENERAL

The Company is currently directing its efforts to:

(1)  Bringing  into   production  the  Dillon   (Montana)Vermiculite   Mine  and
     Concentration Mill, by assuming operational control of the project.

(2) Bringing into production the Los Banos (California) Exfoliation Plant, which the Company acquired in May of 2000.

(3) Acquiring, and preparing for operation, the Sweetwater Garnet (Montana) Mine and concentration Mill

         The summer quarter (July 1-September 30, 2000), was significantly impacted by the forest fires which ravaged southwestern Montana. The United States Bureau of Land Management and United States Forest Service effectively shut down mining and milling operations at the company's facilities on the public domain in Ravalli, Beaverhead and Madison Counties. The State of Montana took similar action, which supplemented the shutdown on State lands. Through repeated efforts, the Company was able to obtain exemptions from complete closure, in order to continue rehabilitation and reconstruction of the Dillon Vermiculite Mill in Beaverhead County, albeit with greatly reduced hours of operation and considerable expense in installing and maintaining additional fire suppression capability.

         The inability to operate the Dillon Mine and Mill for much of the summer impacted the ability to deliver product to the Los Banos Exfoliation Plant, and had a negative impact on both production of exfoliated product, and the resulting inability to build inventory for sale, although the Company did have occasional sales from inventory on hand at the time of acquisition. Production at Dillon resumed slowly during October, and product shipments to Los Banos are expected to be adequate to meet customer demand in the fourth calendar quarter, 2000.

         In July, 2000, the Company acquired Sweetwater Garnet, Inc.(a Nevada corporation qualified to do business in Montana), from Absolute Resources Corp., an Alberta, Canada, publicly traded company. Sweetwater Garnet, Inc., now a wholly owned subsidiary of the Company, is the owner of (1) an 1860 acre mineral lease in Madison County, Montana, upon which a garnet concentrating mine and mill are located, and (2) the owner in fee of a finishing mill located on four acres in Beaverhead County, Montana, about six miles south of the town of Dillon, Montana, adjacent to Interstate 15 and a rail siding. The Company is currently adding minor improvements to the finishing mill, and purchasing garnet ore concentrate from an independent miner. The Company plans to start-up the finishing mill, to commence mining on its mineral lease, and to begin shipping garnet product in the fourth quarter, 2000.


DESCRIPTION OF PROPERTIES AND OPERATIONS

A.   VERMICUILTE PROPERTIES AND OPERATIONS

     (1)  THE DILLON VERMICULITE PROJECT MINE AND MILL

          (a)  UNPATENTED LODE MINING CLAIMS:

     The mining property consists of 95 unpatented lode-mining claims of approximately 20 acres each, or a total of 1300 acres (slightly over two square miles). Prior owner's exploration indicated that drilling had confirmed sufficient ore at a 25% grade to support the mill at 30,000 tons of concentrate output a year for a period of twenty years.

          (b)  MINE AND CONCENTRATION MILL:

     The concentration mill consist of a building of approximately 60 by 40 feet, with a thirty-foot ceiling. Outside the building, the mill "front-end" consists of certain gross screening processes to remove large waste rock, a dryer to remove moisture, and a pre-feed storage bin. Inside the mill are four double-screened shaker screens feeding up to twelve winnowing boxes. Concentrated product from the winnowers is stored in three silos adjacent to the mill. Fuel tanks and a power plant are located outside the mill building. As designed, the mill is expected to be able to take up to 35 tons an hour of ore feed, and yield 4 to 5 tons per hour of concentrate. Tailings are returned to the open pit from whence the ore is mined, and reclaimed in place by contouring and seeding the surface.

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

                  An estimate of the contained vermiculite deposit in the Company's Hamilton property was made based on the analyses of the drilling program samples. An estimate made in 1987 by Western Resources Company and indicated proven and probable ore reserves of 6.3 million tons of ore containing 628,000 tons of vermiculite.

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

     (3)  THE LOS BANOS EXFOLIATION PLANT:

     The Los Banos Exfoliation Plant, located in the San Joaquin valley of central California, was acquired by the Company in May, 2000. The facility consists of two rotary furnaces for the exfoliation of vermiculite, and certain ancillary equipment. The Plant is capable of processing 5000 tons of product per year. All exfoliate product processed by the plant has been sold to customers in the San Joaquin Valley.

     The Company, subsequent to this reporting period, has entered into a contract to purchase a larger facility in which to relocate the equipment, and in which it may expand production facilities to up to 20000 tons per year. Additionally, the company owns perlite furnaces which it intends to install in the new facility, with a capacity of 10000 tons per year of expanded perlite.

     (4)  CURRENT VERMICULITE MARKET AND COMPETITION

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

     There is one other small mining operation in South Carolina. This operation was for many years known as Patterson Vermiculite and was recently sold to Palmetto Vermiculite (now Virginia Vermiculite). This operation has historically produced vermiculite at the rate of 15,000 tons per year. The sum total of all three companies is an estimated maximum production capacity of 205,000 short tons per year.

     The Company believes that vermiculite produced from its Dillon property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States.

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

B.   GARNET PROPERTIES AND OPERATIONS

     On July 28, 2000, the Company acquired Sweetwater Garnet, Inc.(a Nevada corporation qualified to do business in Montana), from Absolute Resources Corp., an Alberta, Canada, publicly traded company. Sweetwater Garnet, Inc., now a wholly owned subsidiary of the Company, is the owner of the Sweetwater Garnet Mine and Mill Project.

     The Sweetwater Garnet Mine and Mill Project consists of 1860 acre lease in Madison County, Montana, upon which a garnet concentrating mine and mill are located, and a finishing mill located on four acres of fee land in Beaverhead County, Montana, about six miles south of the town of Dillon, Montana, adjacent to Interstate15 and a rail siding. The acquisition was completed on July 28, 2000.

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

C.   LIQUIDITY AND FINANCE

Prior to 1999, the Company had been inactive and non-operating for years; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984, other than the operations commenced in December, 1999. Other than the revenues from recent production, the Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. Funding for Company general and administrative expenses is not expected to be satisfied by this source, and further funding from shareholders is expected to be required in the 2000-2001 fiscal year.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                                LEGAL PROCEEDINGS

Pending actions against the Company, as of November 10, 2000, include the following:

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

(4) An agreement between the Company and four other co-plaintiffs against Resource Vermiculite, L.L.C.. The court has ordered that the Company be substituted as plaintiff in place of all other plaintiffs as a result of that agreement. The Company is currently in the process of seeking settlements with the defendant.

(5) A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at June 30, 2000 a proposed settlement of $90,000 was negotiated with agreement received subsequent to fiscal year end.

(6) A judgment obtained by Martineau & Co. in Salt Lake City, Utah, for $12,587,

(7) A judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $14,674. These judgments remain due and payable by the Company as of June 30, 2000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5 - OTHER INFORMATION

   None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) 27.1 Financial Data Schedule

   (b) There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 13, 2000              STANSBURY HOLDINGS CORPORATION


                                      By:/s/ Aldine J. Coffman, Jr.
                                         ALDINE J. COFFMAN, JR.,
                                         Chief Executive Officer and
                                         President


                                      By:/s/ Dennis R. Staal
                                         DENNIS R. STAAL, Chief Financial
                                         Officer and Treasurer

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
27.    FINANCIAL DATA SCHEDULE                   Filed herewith electronically