Form 10-Q
period 2000-12-31
STANSBURY HOLDINGS CORP
filed 2001-02-13
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended December 31, 2000


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


            8811 East Hampden Avenue, Suite 100, Denver, CO 80231
            -----------------------------------------------------
                 (Address of Principal Executive Offices)



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

At  December  31,  2000,  there  were  99,717,149   common  shares  issued  and
outstanding, $.001 par value.

                          PART 1 - FINANCIAL STATEMENTS



                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000

                                                   December 2000     June 2000
                                                   -------------   -------------
Assets

Current Assets:

    Cash                                           $      9,848    $       --
    Accounts Receivable                            $     29,726    $       --
    Inventory                                      $    163,816    $     18,960
    Prepaid expenses                               $    226,332    $     11,640
    Other                                          $      9,916    $      9,916
                                                   -------------   -------------
         Total Current Assets                      $    439,638    $     40,516

Land                                               $    120,000    $       --

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method           $ 23,265,020    $ 19,349,198
    Los Banos exfoliation plant                    $    569,102    $    569,102
    Buildings                                      $    850,000    $    100,000
    Other property and equipment                   $      6,219    $      6,219
                                                   -------------   -------------
                                                   $ 24,690,341    $ 20,024,519

Less:  accumulated depreciation                    $    (35,233)   $    (35,233)
                                                   -------------   -------------
         Net Property and Equipment                $ 24,655,108    $ 19,989,286

Other Assets:
    Reclamation bonds                              $     45,100    $     45,100
    Investment in Resource Vermiculite LLC         $    126,088    $    126,088
    Deposits                                       $       --      $       --
                                                   -------------   -------------
  Total Other Assets                               $    171,188    $    171,188

Total Assets                                       $ 25,385,934    $ 20,200,990
                                                   =============   =============


Liabilities and Stockholders' Equity


Current Liabilities:
    Bank Overdrafts                                $       --      $     52,227
    Elk Creek acquisition obligations              $    972,500    $  1,072,500
    Los Banos acquisition obligation               $    350,000    $    350,000
    Sweetwater acquisition obligation              $    163,000    $       --
    Current installments of long-term debt         $    820,718    $    820,718
    Convertible notes payable to officers
        and shareholders                           $     94,774    $    195,750
    Convertible note payable to related party      $    130,000    $    130,000
    Accrued interest                               $    695,309    $    694,717
    Trade accounts payable                         $  1,201,185    $    587,916
                                                   -------------   -------------

         Total Current Liabilities                 $  4,427,486    $  3,903,828

Long-Term Debt                                     $  1,160,000    $       --
                                                   -------------   -------------
         Total Liabilities                         $  5,587,486    $  3,903,828
                                                   -------------   -------------
Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 99,717,149 and
        74,508,534 at September 30, 2000 and
        1999, respectively                         $     90,557    $     74,509
    Paid-in capital                                $ 33,064,404    $ 26,716,353
    Deferred interest                              $    (88,691)   $    (88,691)
    Accumulated deficit                            $(13,267,822)   $(10,405,009)
                                                   -------------   -------------

         Total Stockholders' Equity                $ 19,798,448    $ 16,297,162
                                                   -------------   -------------

Total Liabilities and Stockholders' Equity         $ 25,385,934    $ 20,200,990
                                                   =============   =============


           See Accompanying Notes to Consolidated Financial Statements


                           STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31, 2000 AND 1999



                                                     THREE MONTHS                  SIX MONTHS
                                                  ENDED DECEMBER 31             ENDED DECEMBER 31
                                               2000            1999            2000           1999
                                         -------------   -------------   ------------   --------------
Sales                                    $     35,882    $       --      $     45,638    $       --
Cost of sales
                                         -------------   -------------   ------------   --------------
Gross profit                             $     35,882    $       --      $     45,638    $       --

Expenses:
    Operating                            $    233,307    $    390,196    $     26,360
    General and administrative           $    707,865    $    441,749    $  1,394,179    $    788,276
    Interest, conversion premiums,
        and equity inducements           $    688,194    $    296,358    $  1,124,078    $    884,786
                                         -------------   -------------   ------------   --------------
Total Expenses                           $  1,629,366    $    738,107    $  2,908,453    $  1,699,422

Loss from operations                     $ (1,593,484)   $   (738,107)   $ (2,862,815)   $ (1,699,422)

Other income                             $         25    $         90



Net Loss                                 $ (1,593,484)   $   (738,082)   $ (2,862,815)   $ (1,699,332)


Basic and diluted earnings per share:

    Loss from continuing operations      $      (0.02)   $      (0.01)   $      (0.03)   $      (0.03)

    Extraordinary gain                   $       --      $       --      $       --      $       --


    Net Loss                             $      (0.02)   $      (0.01)   $      (0.03)   $      (0.03)

    Basic and diluted weighted average
        shares outstanding                 97,717,084      52,146,410      95,824,076      49,596,409










                           STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended          Six Months Ended
                                                     December 31                December 31
                                               2000           1999           2000          1999
                                          ------------   ------------   ------------   -------------
OPERATING ACTIVITIES
Net Income (Loss)                         $(1,608,637)   $  (738,083)   $(2,862,815)   $(1,699,332)
Adjustments to reconcile
 Net Income (loss) to net cash provided
 by operations:
 Accounts Receivable                      $   (29,726)                  $   (29,726)   $      --
 Depreciation                             $      --                     $      --
 Prepaid Expenses                         $    (5,000)   $    (6,988)   $   (26,380)   $    (5,665)
 Inventory                                $   (98,967)   $  (144,855)   $      --
 Accounts Payable                         $   328,850    $    33,980    $   523,644    $   107,342
Other Assets
 Accrued Interest Payable                 $      --      $   (82,370)   $       591    $   (41,721)
 Other Current Liabilities                $  (112,055)                  $    18,600

      Net cash provided by (used in)
      Operating Activities                $(1,525,535)   $  (793,461)   $(2,520,941)   $(1,639,376)

INVESTING ACTIVITIES
 Mineral property                         $      --      $  (148,887)   $(2,211,263)   $  (245,067)
 Land                                     $      --      $      --      $  (120,000)   $      --
 Prepaid Royalty                          $  (209,500)   $      --      $  (209,500)   $      --
 Building                                 $      --      $      --      $  (750,000)   $      --
 Other Property and Equipment             $   (52,165)   $      --      $(1,813,908)   $    (1,637)
 Development Costs                        $    (4,617)   $   (65,889)   $   (19,250)   $  (124,517)


     Net cash provided by (used in)
     Investing Activities                 $  (266,282)   $  (214,776)   $(5,123,921)   $  (371,221)


FINANCING ACTIVITIES
 Notes Payable                            $   660,000    $  (203,600)   $ 1,160,000    $  (381,936)
 Common Stock                             $    (4,192)   $     4,976    $    16,048    $    44,652
 Common Stock to Issue                    $    (5,000)   $    35,000
 Capitalization Excess                    $ 1,066,254    $ 1,203,940    $ 6,348,051    $ 2,356,154

     Net cash provided by (used in)
     Financing Activities                 $ 1,717,062    $ 1,005,316    $ 7,559,099    $ 2,018,870

Net cash increase for period              $   (74,755)   $    (2,921)   $   (85,763)   $     8,273

Cash at beginning of period               $   (62,160)   $     3,545    $    52,228    $    (7,647)

Cash at end of period                     $     9,848    $       625    $     9,848    $       625




                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stansbury Holdings Corporation ("Stansbury") was incorporated in 1969 under the name Stansbury Mining Corporation. In 1985, Stansbury changed its name to Stansbury Holdings Corporation.

Stansbury, and its wholly owned subsidiaries, to wit:

         Elk Creek Vermiculite, Inc.,
         Dillon Vermiculite Limited LLC,
         International Vermiculite (Montana), Inc.,
         International Vermiculite (California), Inc., and
         Sweetwater Garnet, Inc.,

are referred to collectively herein as the "Company."

         The Company's business is the acquisition, exploration, development and operations of industrial mineral properties, particularly vermiculite and garnet mineral projects.

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

     Inventory - Inventory is stated at the lower of cost or market.

     Undeveloped Mineral Claims and Projects - The Company follows the full-cost method of accounting for its mineral claims and projects. Accordingly, all costs associated with the acquisition, exploration, and development of mineral properties, including directly related overhead costs, are capitalized. Once these properties are developed, the capitalized costs will be amortized on the unit-of-production method using estimates of proved reserves. In addition, the capitalized costs are separated into cost centers on a state-by-state basis. The capitalized costs for each cost center are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, plus the lower of cost or fair market value of undeveloped and unproved properties.

     Other Plant, Property, and Equipment - Other plant, property and equipment, consisting of the Los Banos exfoliation plant, two buildings, and office equipment, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 20 years for the plant and buildings, and 5 years for the office equipment.

     Revenue Recognition - Revenue is recognized when products are shipped to customers.

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

NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time until June, 2000. At December 31, 2000, its negative working capital was approximately $3,987,848 and accumulated deficit was approximately $13,267,822.

During calendar 1999, the Company hired a new president who also now serves as chairman of the Board of Directors and chief executive officer. Eldon W. Brickle, Chief Operating Officer and Executive Vice-President, was elected to the Board on August 18, 2000. James R. Hindman, Martin J. Peskin, Edward C. Stanojev, Jr., and Jeff Wertz each resigned from the Board on August 18, 2000, in order to exempt themselves from certain common stock lock-up agreements being required by an underwriter who has agreed on a best efforts basis to raise a private placement of $2.5 million for the company. Daniel Yeungling and Dennis Staal were elected to the Board in early, 2000. Messrs. Coffman, Brickel, Yeungling and Staal constitute the entire Board of the Company. Messrs. Coffman, Brickle and Staal are members of the board or management committees of all wholly owned subsidiaries.

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

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results. Operations of both the vermiculite and garnet projects continued throughout the reporting quarter.

NOTE 3 - TRADE PAYABLES

Trade Payables in the amount of $1,201,185 are broken down as follows:

International Vermiculite (Montana), Inc.                                $88,272
International Vermiculite (California), Inc.                              38,126
Sweetwater Garnet, Inc.                                                   72,009
Pay-roll taxes and related                                               130,655
Debts incurred prior to June 30, 1998,
  In connection with prior activities                                    113,000
General and Administrative, including payables
  Incurred as early as June 30, 1998                                     653,795
Common stock to issue (subsequently issued)                              105,328

         Total                                                        $1,201,185

In January,  2001,  the trade  payables of the operating  subsidiaries,  to wit:
International Vermiculite (Montana), Inc., International Vermiculite (California), Inc., and Sweetwater Garnet, Inc. - were substantially reduced, and generally were within 30 days of current.

Debts incurred prior to June 30, 1998, include over $100,000 which management considers doubtful or contestable.

General and Administrative ("G & A") includes over $200,000 in legal fees, $50,000 of which some of which date back to 1995-96, and the balance is related largely to acquisitions. Scheduled payments are retiring these matters.
Unreimbursed expenses, deferred compensation, and cash advances, owed to officers represents nearly $130,000 of the G&A.

Common Stock to Issue represents monies received for common stock subscriptions for which stock was issued subsequently to the reporting period.

NOTE 4- COMMITMENTS AND CONTINGENCIES

Effective December 1, 2000, the Company entered into a 60-month lease agreement for office space in Denver, Colorado. Rent is payable quarterly in three-month increments at $14,000, with future annual escalations.

The Company is obligated to the federal government for approximately $24,100 per year to maintain the ownership of its mineral claims. These funds are due and payable by noon, on September 1, each year, and have been paid through August 31, 2001.

Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At December 31, 2000, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At December 31, 2000, the principal amount of these promissory notes is included in long-term debt under the caption "other".

An action has also been brought by the Company with respect to the debt obligation that resulted from the Elk Creek acquisition. Management believes that the matter will be settled for an amount not greater than the recorded amount of that obligation at December 31, 2000 of $772,500.

ITEM 2 - PLAN OF OPERATIONS:

GENERAL:

During the October 1/December 31, 2000, quarter, the Company directed its efforts through its three principal wholly owned operating subsidiaries, as follows:

     (1) Through International Vermiculite (Montana), Inc., the Company began steady production testing of its Dillon Vermiculite Mine and Mill located about 22 miles east of Dillon, Montana.

     (2) Through International Vermiculite (California), Inc., the Company began regular production of exfoliated vermiculite product from concentrate shipped to California from the Dillon operation.

     (3)  Through  Sweetwater   Garnet,   Inc.,  the  Company  began  processing
          approximately 1500 tons of garnet concentrate it purchased from a third party during the third and fourth quarters of 2000.

Production of vermiculite concentrate in the last quarter (Oct/Dec, 2000) was hampered in the earlier weeks by the continuing shut-down of operations on portions of the public domain in Montana due the extraordinary fire season and prevalence of forest and grassland fires. These fire hazards were extinguished by severe early winter storms, which alleviated the restrictions on operations due to the fire hazard, but replaced the restrictions with significant winter operating problems not usually encountered until the first quarter of the calendar year.

Production of vermiculite in December began to reflect the potential of operations as it improved fivefold over the production of the last month of the prior quarter. During the six months ending December 31, 2000, the Company was experiencing the maximum drain on reserves while the cash flow from operations was not yet significantly realized.

At the time of filing this, the Company's subsidiaries have over 20 full time employees in Montana involved in the mining and milling of vermiculite, and the milling of garnet. Another three full time employees are operating the exfoliation plant in California. In Denver, there are two full time employees and one full time consultant, who serve as CEO, comptroller, and chief operating officer, respectively. The Company expects this total workforce to exceed fifty people as soon as the weather in Montana allows for 24 hour daily operation of the mines and mills.

All concentrated vermiculite product produced in the quarter was shipped either to customers or to the Company's Los Banos, California exfoliating plant. The exfoliating plant processed the shipments and commenced sales of product to the horticulture market in the San Joaquin Valley, with an inventory build-up in anticipation of the traditionally strong first calendar quarter demand for such product.

Sweetwater Garnet, Inc., processed approximately 50% of the 1500 tons of concentrate on hand from purchases. Since the mill produces nine product sizes of industrial garnet, and because sales by rail car require about 100 tons of any specific size, the Company expects to utilize the full quarter (Oct/Dec, 2000) and much of the first quarter, 2001, in building inventory to market levels. As of mid February, 2001, inventory levels were approaching 800 tons of concentrate having a market value, FOB Dillon of $320 per ton, or over $250,000. About half of the concentrate inventory remains to be processed. In the spring, 2001, the Company plans to reopen its own garnet mine and concentrating mill located about 20 miles East of Dillon, Montana, to procure a continuing supply of garnet concentrate for the finishing mill at Dillon.

During the quarter, numerous capital improvements were made at both the garnet and vermiculite operations, including the acquisition of significant operating equipment such as excavators, loaders, forklifts, dozers, graders and trucks.

DESCRIPTION OF PROPERTIES AND OPERATIONS:

A.       VERMICUILTE PROPERTIES AND OPERATIONS:

         (1)      THE DILLON VERMICULITE PROJECT MINE AND MILL:

                  (a)      UNPATENTED LODE MINING CLAIMS:

         The mining property consists of 95 unpatented lode-mining claims of approximately 20 acres each, or a total of 1900 acres (slightly over three square miles). Prior owner's exploration indicated that drilling had confirmed sufficient ore at a 25% grade to support the mill at 30,000 tons of concentrate output a year for a period of twenty years.

                  (b)      MINE AND CONCENTRATION MILL:

  The concentration mill consists of a building of approximately 60 by 40 feet, with a thirty-foot ceiling, to which a large shed roof extension was added during the quarter. Outside the building, the mill "front-end" consists of certain gross screening processes to remove large waste rock, a dryer to remove moisture, and a pre-feed storage bin. Inside the mill are four double-screened shaker screens feeding up to twelve winnowing boxes. Concentrated product from the winnowers is stored in three silos adjacent to the mill. Fuel tanks and a power plant are located outside the mill building. As designed, the mill is expected to be able to take up to 35 tons an hour of ore feed, and yield 4 to 5 tons per hour of concentrate. Tailings are returned to the open pit from whence the ore is mined, and reclaimed in place by contouring and seeding the surface. A dust control baghouse was erected adjacent to the mill during the quarter.

         (2)      THE HAMILTON VERMICULITE PROJECT:

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

                  Under the original Western Vermiculite Project, the Company proposed to build an open pit vermiculite mine, haul road, ore beneficiation plant, host rock waste stockpile, water storage tanks, sedimentation ponds and administrative and maintenance buildings. At this time, the Company is deferring further work on the Hamilton Project until it has sustained commercial operations of its Dillon mine and mill.

                  The Company's 96 unpatented mining and mill site claims, comprising approximately 1,750 acres, are located about 11 air miles East and slightly North of Hamilton, Montana. Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad, is an additional 9 miles North of Hamilton, Montana, at Victor Crossing, Montana.

         (3)      THE LOS BANOS EXFOLIATION PLANT:

           The Los Banos Exfoliation Plant, located in the San Joaquin valley of central California, was acquired by the Company in May, 2000. The facility consists of two rotary furnaces for the exfoliation of vermiculite, and certain ancillary equipment. The Plant is capable of processing 5000 tons of product per year. All exfoliate product processed by the plant is currently being sold to customers in the San Joaquin Valley.

                  During the quarter, the Company acquired two additional vermiculite exfoliation furnaces, which it plans to install in the first quarter 2001. These additional furnaces will double the plant throughput to 10,000 tons per year of exfoliated product.

         (4)      CURRENT VERMICULITE MARKET AND COMPETITION:

                  All of the vermiculite that is now being mined in the United States comes from mines in Virginia and South Carolina. W.R. Grace & Company has a large vermiculite operation near Enoree, South Carolina, which is capable of producing approximately 100,000 short tons of vermiculite concentrate per year. Virginia Vermiculite Ltd. produces vermiculite from a mine near Woodruff, South Carolina, and from a mine near Louisa, Virginia. The Company believes that the combined output of Virginia Vermiculite Ltd., is approximately 90,000 tons per year. Both Grace and Virginia Vermiculite consider their reserve and production data to be confidential so the Company's estimates of their production are approximations.

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

     The Company believes that vermiculite produced from its Dillon property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States other than the Companies facilities at Dillon.

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

         B.       GARNET PROPERTIES AND OPERATIONS:

     On July 28, 2000, the Company acquired Sweetwater Garnet, Inc. (a Nevada corporation qualified to do business in Montana), from Absolute Resources Corp., an Alberta, Canada, publicly traded company. Sweetwater Garnet, Inc., now a wholly owned subsidiary of the Company, is the owner of the Sweetwater Garnet Mine and Mill Project.

     The Sweetwater Garnet Mine and Mill Project consists of 1860 acre lease in Madison County, Montana, upon which a garnet concentrating mine and mill are located, and a finishing mill located on four acres of fee land in Beaverhead County, Montana, about six miles south of the town of Dillon, Montana, adjacent to Interstate15 and a rail siding. The acquisition was completed on July 28, 2000.

     The garnet facilities have a fully permitted capacity of at least 12,000 tons per year of finished garnet, which in the past has been sold to the abrasives and water treatment industries. With modest expenditures, the mine and two mills can be increased to 20,000 tons per year output, which represents 20% of current United States demand. The Plant building can house further capacity increase up to 50,000 tons per year. Industrial grade garnet, used in the abrasives industry, and in water-jet cutting and water treatment facilities, sells generally for an average of $300 per ton, depending on size. The facilities of Sweetwater Garnet, Inc., produce the full suite of sizes used in the industry. The known ore body covers an extensive area from the surface to an average depth of nine feet, with an estimated resource able to supply 16 years of ore to the mills at a production rate of 20,000 tons of finished garnet per year.

         C.       LIQUIDITY AND FINANCE:

     Prior to 1999, the Company had been inactive and non-operating for years; consequently, it has been questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984, other than the operations commenced in December, 1999, maintained sporadically through the summer of 2000, and commenced in earnest during the last calendar quarter of 2000. Other than the revenues from recent production, the Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. Funding for Company general and administrative expenses is not expected to be satisfied by this source, and further funding from shareholders is expected to be required in the 2000-2001 fiscal year.

     In  the  fall  of  2000,  the  Company  entered  into a  Private  Placement
Memorandum with a Broker/Dealer to raise up to $2,500,000 for the Company through a secured debenture. At present, the funds realized to the Company from this arrangement have approached $1,000,000. The time for completing the private placement has been extended to February 15, 2001, and is expected to be further extended. Should the remaining balance of $1,500,000 be raised, Management believes the Company would have adequate working capital to complete its plans to see the Company's revenues from production sustain the cost of operations.

       PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS:

Pending actions against the Company, as of February 10, 2001, include the following:

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

(2) The Montana Department of Environmental Quality issued two Notices of Noncompliance regarding disturbances at the Dillon Vermiculite Property and the Hamilton Property with Civil penalties totaling $42,950. With respect to Dillon Project, the Company is currently negotiating with the Department of Environmental Quality to pay $20,000 and to complete $20,000 in reclamation work on various abandoned mine sites around the State. With respect to the Hamilton Project, the proposed penalty of $500 has been paid.

(3) A Complaint to foreclose a Notice of default on the note with Nevada Vermiculite, L.L.C., that the Company has failed to make a $130,000 payment plus interest due October 28,1999. The foreclosure pertains to the entire Hamilton project. The matter was settled in principal as of February 2, 2001, and the completion of settlement agreements and funding is expected to be finalized by February 28, 2001.

(4) The Company initiated an action to have a Receiver appointed for one of the creditors of its Dillon Vermiculite operation - Resource Vermiculite LLC, a defunct company. The Company has acquired about an 11% interest in the defunct company and is currently in the process of seeking a restructured settlements with the Receiver.

(5) A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December, 1994; at June 30, 2000 a proposed settlement of $90,000 was negotiated.

(6) A judgment obtained by Martineau & Co., in Salt Lake City, Utah, for $12,587.00.

(7) A judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $14,674.00.

     These judgments [items (6) and (7)] remain due and payable by the Company as of December 31, 2000. The present whereabouts of the claimants is unknown to the Company at this time.

(8) During closing upon the acquisition of Sweetwater Garnet, Inc., the Company ascertained that certain apparent minor errors of title were reflected in its due diligence effort, and accordingly, it put the mineral estate Lessor on notice as to the defect and that the annual lease payments would be delayed until the defect was cured. The Lessor gave a notice of default to Sweetwater Garnet, Inc., for failure to pay the lease payment when due, but the Lessor has yet to procure the correction deeds. The matter appears, as a result of a conference in Butte on February 7 with counsel for the Lessor, and in Dillon on February 8 with the Lessor, to be resolved, with the paperwork to follow over the next ten days or so.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5 - OTHER INFORMATION:

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  27.1 Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the three months ended December 31, 2000.

SIGNATURES:

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 13, 2001           STANSBURY HOLDINGS CORPORATION


                                   By:/s/ Aldine J. Coffman, Jr.
                                   ALDINE J. COFFMAN, JR.,
                                   Chief Executive Officer and
                                   President


                                   By:/s/ Eldon W. Brickle
                                   ELDON W. BRICKLE, Chief Operating
                                   Officer and Assistant Treasurer, Director and Executive Vice-President