Form 10-Q
period 2001-03-31
STANSBURY HOLDINGS CORP
filed 2001-05-15
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended March 31, 2001


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

ITEM 1 - Financial Statements



                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2001

                                                 March 2001       June 2000
                                                ------------    ------------
Assets

Current Assets:
    Cash                                        $     52,493    $       --
    Accounts Receivable                         $     28,494    $       --
    Inventory                                   $    130,400    $     18,960
    Prepaid expenses                            $     17,500    $     11,640
    Other                                       $      9,916    $      9,916
                                                ------------    ------------
         Total Current Assets                   $    238,803    $     40,516

Land                                            $    120,000    $       --

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method        $ 23,532,593    $ 19,349,198
    Los Banos exfoliation plant                 $    569,102    $    569,102
    Buildings                                   $    850,000    $    100,000
    Other property and equipment                $      7,670    $      6,219
                                                ------------    ------------
                                                $ 24,959,365    $ 20,024,519

Less:  accumulated depreciation                 $    (35,233)   $    (35,233)
                                                ------------    ------------
         Net Property and Equipment             $ 24,924,132    $ 19,989,286

Other Assets:
    Reclamation bonds                           $     45,100    $     45,100
    Investment in Resource Vermiculite LLC      $    126,088    $    126,088
    Deposits                                    $       --      $       --
                                                ------------    ------------
  Total Other Assets                            $    171,188    $    171,188

Total Assets                                    $ 25,454,123    $ 20,200,990
                                                ============    ============

Liabilities and Stockholders' Equity


Current Liabilities:
    Bank Overdrafts                             $       --      $     52,227
    Elk Creek acquisition obligations           $    972,500    $  1,072,500
    Los Banos acquisition obligation            $    350,000    $    350,000
    Sweetwater acquisition obligation           $    163,000    $       --
    Current installments of long-term debt $ 817,217 $ 820,718 Convertible notes payable to officers
        and shareholders                        $    743,846    $    195,750
    Convertible note payable to related party   $    130,000    $    130,000
    Accrued interest                            $    195,337    $    694,717
    Trade accounts payable                      $  1,267,804    $    587,916
                                                ------------    ------------

         Total Current Liabilities              $  4,639,704    $  3,903,828

Long-Term Debt                                  $  1,510,000    $       --
                                                ------------    ------------
         Total Liabilities                      $  6,149,704    $  3,903,828
                                                ------------    ------------
Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 99,772,149 and
        74,508,534 at March 31, 2001 and
        June 30. 2000, respectively             $     99,772    $     74,509
    Paid-in capital                             $ 33,323,939    $ 26,716,353
    Deferred interest                           $    (88,691)   $    (88,691)
    Accumulated deficit                         $(14,030,601)   $(10,405,009)
                                                ------------    ------------

         Total Stockholders' Equity             $ 19,304,419    $ 16,297,162
                                                ------------    ------------

Total Liabilities and Stockholders' Equity      $ 25,454,123    $ 20,200,990
                                                ============    ============


           See Accompanying Notes to Consolidated Financial Statements



                          STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDING MARCH 31, 2001 AND 2000


                                                   THREE MONTHS                   NINE MONTHS
                                                  ENDED MARCH 31                 ENDED MARCH 31
                                             2001             2000            2001            2000
                                         -------------   ------------    -------------   -------------
Sales                                    $    122,687    $        268    $    168,325    $        358
Cost of sales
                                         ----------------------------    -----------------------------
Gross profit                             $    122,687    $        268    $    168,325    $        358

Expenses:
    Operating                            $    380,362                    $    770,558
    General and administrative           $    203,938    $    686,275    $  1,598,117    $  1,500,911
    Interest, conversion premiums,
        and equity inducements           $    301,165    $  1,082,041    $  1,425,243    $  1,966,827
                                         ----------------------------    -----------------------------
Total Expenses                           $    885,465    $  1,768,316    $  3,793,918    $  3,467,738

Loss from operations                     $   (762,778)   $ (1,768,048)   $ (3,625,593)   $ (3,467,380)

Other income                                                                             $       --



Net Loss                                 $   (762,778)   $ (1,768,048)   $ (3,625,593)   $ (3,467,380)


Basic and diluted earnings per share:

    Loss from continuing operations      $      (0.01)   $      (0.03)   $      (0.04)   $      (0.06)

    Extraordinary gain                   $       --      $       --      $       --      $       --


    Net Loss                             $      (0.01)   $      (0.03)   $      (0.04)   $      (0.06)

    Basic and diluted weighted average
        shares outstanding                 99,772,149      59,903,559      98,132,733      53,742,287


                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                              March 31

                                                       2001             2000
                                                   ------------    -------------
OPERATING ACTIVITIES
Net Income (Loss)                                  $(3,625,592)    $ (3,467,380)
Adjustments to reconcile
 Net Income (loss) to net cash provided
 by operations:
 Accounts Receivable                                 $ (28,495)
 Depreciation                                                             $ 670
Stock issued for debt,interest and compensation                      $5,473,284
 Prepaid Expenses                                     $ (5,860)         $ 8,841
 Inventory                                          $ (111,440)
 Accounts Payable                                    $ 677,616        $ (87,099)
Other Assets
 Accrued Interest Payable                           $ (499,381)      $ (251,878)
 Other Current Liabilities                           $ 611,197        $ (21,558)

      Net cash provided by (used in)
      Operating Activities                         $(2,981,955)      $1,654,880

INVESTING ACTIVITIES
 Mineral property                                  $(2,211,263)
 Land                                               $ (120,000)
 Prepaid Royalty                                    $ (209,500)
 Building                                           $ (750,000)
 Other Property and Equipment                      $(1,887,263)        $ (2,307)
 Development Costs                                   $ (20,557)      $ (352,992)
 Deposits                                             $ (4,100)       $ (25,100)

     Net cash provided by (used in)
     Investing Activities                          $(5,202,683)      $ (380,399)


FINANCING ACTIVITIES
 Bank Overdraft                                                         $ 5,431
 Notes Payable                                     $ 1,506,500     $ (1,275,321)
 Common Stock                                         $ 25,264
 Common Stock to Issue                                 $ 2,171
 Capitalization Excess                             $ 6,607,586

     Net cash provided by (used in)
     Financing Activities                          $ 8,141,521     $ (1,269,890)

Net cash increase for period                         $ (43,117)         $ 4,591

Cash at beginning of period                           $ 52,228              $ -

Cash at end of period                                 $ 52,493          $ 4,591

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

NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and has been non-operating since that time until June, 2000. At March 31, 2001, its negative working capital was approximately $4,400,901, and accumulated deficit was approximately $14,030,601.

During calendar 1999, the Company hired Aldine J. Coffman, Jr., as a new president who also now serves as chairman of the Board of Directors and chief executive officer. Eldon W. Brickle, Chief Operating Officer and Executive Vice-President, was elected to the Board on August 18, 2000. Daniel Yeungling and Dennis Staal were elected to the Board in early, 2000. Messrs. Coffman, Brickle, Yeungling and Staal constitute the entire Board of the Company. Messrs. Coffman, Brickle and Staal are members of the board or management committees of all wholly owned subsidiaries.

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

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results. Operations of both the vermiculite and garnet projects continued during the reporting quarter, although vermiculite mining and concentration operations were temporarily suspended on March 8, 2001, pending certain plant rehabilitations.

NOTE 3 - TRADE PAYABLES

Trade Payables in the amount of $1,267,803.82 are broken down as follows:

International Vermiculite (Montana), Inc. $192,478.56
International Vermiculite (California), Inc. $52,169.72
Sweetwater Garnet, Inc. $117,960.33
Stansbury Holdings Corporation $756,564.69
Pay-roll taxes and related $76,130.52
Common stock to issue (subsequently issued) $72,500

Common Stock to Issue represents monies received for common stock subscriptions for which stock was issued subsequently to the reporting period or remains obligated to be issued.

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

Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At March 31, 2001, the principal amount of these obligations is included in short-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At March 31, 2001, the principal amount of these promissory notes is included in long-term debt under the caption "other".

Actions have also been brought by the Company with respect to the debt obligations that resulted from the Elk Creek acquisition and Los Banos acquisition, as well as for certain equipment acquisitions. Management believes that these matters will be settled for an amount not greater than the recorded amount of those obligations at March 31, 2001.

ITEM 2 - PLAN OF OPERATIONS:

GENERAL:

Stansbury continued its transition from a development stage company to an operating company in the quarter ending March 31, 2001, although the road of such transition proved to not to be smooth. Because of repeated equipment failures at the Dillon Vermiculite Mill, the decision was made to suspend vermiculite mining and milling operations on March 9, 2001, until reliable replacement equipment could be acquired and installed. The equipment failures had developed a crescendo of shut-downs, leading to more severe operating cash-flow negatives than the company could sustain. Funding for replacement equipment, through the in-place partially funded private placement program, is anticipated to supply the capital needed to install the required equipment, and provide the working capital to renew mining and milling of vermiculite.

Although the vermiculite mining and milling operations in Montana were temporarily suspended, adequate inventory of concentrate had been shipped to the company's exfoliation facility in Los Banos, California, to continue the operations of that facility. Revenues from the sale of exfoliated product, the only company revenues for the quarter, totaled $63,441.00. Sales of vermiculite concentrate to customers were suspended until the replacement equipment at the mill could assure product quality for industrial, as opposed to horticultural, uses.

During the quarter, the company continued to process its inventory of stockpiled garnet concentrate owned by its Sweetwater Garnet subsidiary in Dillon, Montana. The company also acquired the principal components for its new concentrating equipment to be installed at its Sweetwater Garnet mine in Madison County, Montana, and expects to open that fully permitted mine in late May, 2001, for year-around mining and concentration of garnet ore.

During the quarter, the company received funding from two private placements, as follows: (1) from the October 2000 offering of $2.5 million in secured mortgage participations, $150,000, and (2) from a February, 2001, secured working capital line, $200,000. The remaining unsubscribed funding from the October 2000 offering as of the end of the quarter was $810,000.00, of which $175,000 has been subsequently subscribed (see subsequent event note to the financial statement). The company expects the remaining subscription to be filled in the current quarter. Adverse Stock Market conditions prevailing from October to the present are seen by the private placement agent as the primary reason for the delay in the funding schedule.

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

     The Company is reviewing the California air emission standards that are to take effect on July 1, 2001, and evaluating the capital cost of compliance versus the capital cost of relocating the exfoliation facility to either Montana or Nevada. If relocation is elected, the time to physically remove and re-install the plant is expected to take less than 30 days. Such a relocated facility would include not only the two currently operating furnaces, but also the two additional furnaces acquired by the Company in December 2000. The four furnaces would be capable of 10,000 tons of product per year.

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

     The Company believes that vermiculite produced from its Dillon property will be competitive with South Carolina and Virginia sources throughout the western United States and Canada. There is no vermiculite mine currently active in the western United States other than the Company's facilities at Dillon.

     Currently, substantially all of the vermiculite imported into the United States and Canada comes from either the Peoples Republic of China, the Republic of South Africa, or Zimbabwe. The amount of vermiculite arriving at ports in California and Washington is quite small and relatively high priced. Although the possibility of larger and lower cost shipments of imported vermiculite landing on the Pacific Coast is possible, the Company believes that the information available at this time is insufficient to allow it to reasonably predict its potential impact on the marketability of its vermiculite ores.

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

     C.    LIQUIDITY AND FINANCE:

     Prior to 1999, the Company had been inactive and non-operating for years; consequently, it has been questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. No actual mining has occurred since the Company acquired such properties in 1984, other than the operations commenced in December, 1999, maintained sporadically through the summer of 2000, and commenced in earnest during the last calendar quarter of 2000. Other than the revenues from recent production, the Company has had no income since 1991, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments. Funding for Company general and administrative expenses is not expected to be satisfied by this source. It is anticipated the balance of the funds to be realized from the outstanding private placement will sustain the company until its revenues are self sufficient for that purpose. The Company expects that condition to be reached in the July1 to September, 30, 2001, quarter, but certainly no later than December 31, 2001.


    PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS:

Pending actions against the Company, as of May 10, 2001, include the following:

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

(2) The Montana Department of Environmental Quality issued two Notices of Noncompliance regarding disturbances at the Dillon Vermiculite Property and the Hamilton Property with Civil penalties totaling $42,950. With respect to Dillon Project, the Company is currently negotiating with the Department of Environmental Quality to pay $20,000 and to complete $20,000 in reclamation work on various abandoned mine sites around the State. With respect to the Hamilton Project, the proposed penalty of $450 has been paid.

(3) A Complaint to foreclose a Notice of default on the note with Nevada Vermiculite, L.L.C., that the Company has failed to make a $130,000 payment plus interest due October 28,1999. The foreclosure pertains to the entire Hamilton project. Responsive pleadings, including a counterclaim have been filed in this matter.

(4) The Company initiated an action to have a Receiver appointed for one of the creditors of its Dillon Vermiculite operation - Resource Vermiculite LLC, a defunct company. The Company has acquired about an 11% interest in the defunct company and is currently in the process of seeking a restructured settlements with the Receiver.

(5) A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for a total amount of which is $85,210 . A settlement in principal has been reached.

(6) A judgment obtained by Martineau & Co., in Salt Lake City, Utah, in May, 1991, for approximately $5,000.00.

(7) A judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $14,674.00.

     These judgments [items (6) and (7)] remain unsatisfied as of March 31, 2001, are more than seven years old and may now be unenforceable. The present whereabouts of the claimants is unknown to the Company at this time.

(8) Two former directors have filed an action in Bergen County, New Jersey, claiming the company was indebted to them in the amounts of $335,000 and $12,000 respectively, with interest and costs. The company has engaged counsel to contest the claims.

(9) Pacific Vermiculite LLC has filed an action in Merced County, California, for judgment on the balance due on the acquisition of the Los Banos Exfoliating. The matter has been settled in principle.

(10) Kailub, Inc., as assignee of Lowell Thomas, has filed an action in Beaverhead County, Montana, to collect the sum of $40,000.00, plus interest and costs, primarily in relation to the sale to Stansbury of certain equipment. The matter has been settled in principle.

(11) Behre Dolhbear & Co. has filed an action against the company in the City and County of Denver, Colorado, for the sum of approximately $15,000.00. The matter has been settled in principle and the initial payment on the settlement has been made.

(12) Cooperative Holding Corporation has filed and action in Essex County, New Jersey, for $30,000, plus interest and costs. The company expects to discharge this indebtedness prior to June 30, 2001.

(13) Charles McLaughlin is one of several defendants in a legal action commenced by the Company in the Federal District Court in Salt Lake City, Utah, in 1995, and the last active party with whom the Company had not settled. Agreement has been reached to dismiss this action. This matter is settled in principle.

     Accordingly, items (1), (2), (5), (9), (10), (11) and (13) are regarded as resolved, with paperwork to effect the dismissal of these actions to be completed by the end of the fiscal year (June 30, 2001). Items (6) and (7) are being reclassified as no longer debts of the company. Item (12) is expected to be resolved prior to June 30, 2001. Items (3), (4) and (8) are expected to be litigated.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None.

ITEM 5 - OTHER INFORMATION:

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a) There were no reports on Form 8-K filed during the three months ended March 31, 2001.

SIGNATURES:

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2001      STANSBURY HOLDINGS CORPORATION


                  By:/s/ Aldine J. Coffman, Jr.
                  ALDINE J. COFFMAN, JR.,
                  Chief Executive Officer and
                  President


                  By:/s/ Eldon W. Brickle
                  ELDON W. BRICKLE, Chief Operating
                  Officer and Assistant Treasurer, Director and
                  Executive Vice-President