Form 10KSB
period 2001-06-30
STANSBURY HOLDINGS CORP
filed 2001-11-16
CIK 93566

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 0-6034


                         STANSBURY HOLDINGS CORPORATION
                         ------------------------------
                 (Name Of Small Business Issuer In Its Charter)


             UTAH                                                87-0281239
             ----                                                ----------
(State Or Other Jurisdiction Of                               (I.R.S. Employer
Incorporation Or Organization)                               Identification No.)


      3435 South Yosemite, #100, DENVER, COLORADO                  80231
      -------------------------------------------                  -----
      (Address Of Principal Executive Offices)                   (Zip Code)


                    ISSUER'S TELEPHONE NUMBER (720) 748-1407

Former Address:   8811 East Hampden Avenue,#100
                  Denver, Colorado 80231


       Securities Registered under Section 12(b) of the Exchange Act: None


         Securities Registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2001, its most recent fiscal year, were $ _____________________.

The aggregate market value of the voting stock held by non-affiliates computed using $ 0.07 per share, the closing price of the Common Stock on June 30, 2001, was approximately $6,412,297.

As of June 30, 2001, 99,932,149 shares of the issuer's common stock were issued and outstanding.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

   Stansbury Holdings Corporation ("Stansbury" or "the Company") is an mining company incorporated in the State of Utah on May 7, 1969, under the name Stansbury Mining Corporation. On June 10, 1985, the Company was reorganized as part of an approved Plan of Reorganization under a Chapter 11 proceeding pursuant to the Federal Bankruptcy Act. At that time, the authorized capital of the Company was also changed to 25,000,000 shares of common stock, par value $.25 per share. The corporate name was changed to Stansbury Holdings Corporation in March, 1990. At its annual shareholders meeting on April 30, 1999, the shareholders approved amendments to the Articles of Incorporation which changed the authorized capital of the Company to 100,000,000 shares of common stock, par value $0.001 per share, as well as amendments establishing a classified board and providing for certain indemnities of liability for directors.

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

     Other than the previously mentioned 1985 "Reorganization," the Company has not been involved in any bankruptcy, receivership, or similar proceeding. In the year ended June 2001 the Company completed the acquisition of the Sweetwater Garnet Project in Madison and Beaverhead Counties, Montana.

     BUSINESS OF ISSUER

     The Company's business focuses upon the "boutique" industrial mineral industry. "Boutique industrial minerals" are defined by the Company's management as those industrial minerals with an annual worldwide production or consumption of less than 2.5 million tons. This level of activity fails to attract major industrial mining companies, and, partly as a consequence, enjoys very high margins of profitability between the sales price of the product and the cost of producing the product.

     The  company   conducts  its  operations   through  specific  wholly  owned
subsidiaries, as follows:

(1) International Vermiculite (Montana), Inc., a Montana company that operates the Dillon Vermiculite Project and the Hamilton Vermiculite Project. The Dillon Vermiculite Project is held of record in Dillon Vermiculite LLC, a Montana limited Liability Company. The Hamilton Vermiculite assets are held of record by Stansbury itself, sometimes under the trade name Western Vermiculite.

(2) International Vermiculite (California), Inc., a California company, owns and operates the Los Banos Exfoliating Plant.

(3) Sweetwater Garnet, Inc., a Nevada company, owns and operates the Sweetwater Garnet project.

(4) The company has other wholly owned entities which at present are passive in activity.

         With respect to vermiculite, the Company believes it will develop more than a significant share of the production worldwide, through its owned properties and planned acquisitions in both the United States and abroad. Stansbury already owns two of the three commercial deposits west of the Mississippi, and the only one of these presently permitted for production.

         The development of downstream value added vermiculite products is already underway with the acquisition and operation of the vermiculite exfoliating facility at Los Banos, California.

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

About Garnet Generally

         Garnet, as an industrial mineral, is principally used as an abrasive, cutting, and water filtration medium. Worldwide production figures are confidential to most producers, but government agency estimates vary around an average of 140,000 tons, with United States consumption of approximately 100,000 tons. As an abrasive, garnet is used in sandblasting, as coatings on abrasive paper ("sandpaper"), and in water-jet cutting and polishing. In the United States, garnet is now produced in New York, Idaho and Montana.

         Average prices for processed garnet (sized to specifications and over 99% pure) are between $150 per ton to $750 per ton, F.O.B., the processing plant.

Recent Developments for Stansbury Holdings

         Since June 30, 1999, Stansbury has:

     (i) Completed the acquisition of the Dillon Vermiculite Mine and Mill, near Dillon, Montana (1999);

     (ii) Acquired the Los Banos, California, vermiculite exfoliation plant
          (2000);

     (ii) Completed the acquisition of Sweetwater Garnet, Inc (2000).


EMPLOYEES

         The Company has its corporate offices at Denver, Colorado 80231, and its operations centers near Dillon, Montana, and Los Banos, California. During the fiscal year, an average of three full time persons were employed at the corporate office. By the end of the fiscal year, approximately ten people were employed in the Montana and California offices. Senior Management in Montana consists presently of one manager, with a labor force of ten.

         At the annual shareholders meeting on April 30, 1999, the following persons were elected directors of the company.


     Class 1, consisting of Jeffrey L. Wertz and James R. Hindman, whose terms expired in 2000;

     Class 2, consisting of Martin J. Peskin, whose term expired in 2001;

     Class 3, consisting of Aldine J. Coffman, Jr., and Edward C. Stanojev, Jr., whose terms will expire in 2002.

In January 2000, Mr. Daniel Yuengling and Mr. Dennis R. Staal were added to the Board, with terms of office expiring in 2000 and 2001 respectively. In June 2000, Mr. Eldon W. Brickle was added to the Board with a term of office expiring in 2001. In August 2000, Messrs: Hindman, Peskin, Stanojev and Wertz resigned from the Board. In November , 2001, Mr. Yuengling resigned from the board "due to differences in opinions on management decisions."

         As of the time of filing this document, the three members of the Board of Directors are Eldon W. Brickle, Aldine J. Coffman, Jr., and Dennis R. Staal.

         Upon the commencement of full scale operations in Montana at both the vermiculite and garnet projects, employment at the operations centers is expected to substantially increase.

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

     4. Loans from Shareholders: Historically, Stansbury's principal source of operating funds has been from shareholder purchases of shares and convertible debentures. The outstanding loans to shareholders from such programs have been reduced primarily through debt conversion to common shares. There is no assurance that the Company will be able to continue to reduce its debt obligations by conversion.

     5.  Uncertainty  of Profit.

               (a) The operating margin of mining and milling vermiculite is similar to bulk earth moving operations. Vermiculite is produced by the weathering of biotite, a mica-like mineral. Such weathering expands the biotite into vermiculite, an action which cannot physically occur under the pressure of more than 100 feet of overburden. Consequently, vermiculite is a surface occurring mineral phenomena. Matured weather vermiculite is friable, and minable by bare hands, so that no blasting is required. It is scooped out of the ground, transported to a mill where it is separated from unweathered biotite, and marketed as a 90% concentrate. The unweathered biotite is then returned to the mine pit for contouring and reclamation. Total product handling cost, assuming a 30% vermiculite ore grade in the ground, is four tons to the mill, with three tons returned to the pit, at a per ton cost of less than $1.00 each way, plus a milling cost of less than $4.00 per ton throughput, or a total processing cost of approximately $25.00 per ton. The concentrate sales price is between $125 and $200 per ton, FOB Dillon.

               (b) The operating margin of mining and milling garnet is likewise similar to bulk earth moving operations. Free garnet is produced by the weathering of its host rock. The Sweetwater deposits are surface occurring mineral alluvial deposits. The garnet and soil mix is minable by bare hands, so that no blasting is required. It is scooped out of the ground, transported to a mill where it is separated from the host material by a magnetic separation process, then transported to a finishing mill near Dillon, where it is sized, finely separated, and packaged for market. The waste material is then returned to the mine pit for contouring and reclamation. Total product handling cost, assuming a 10% vermiculite ore grade in the ground, ten tons to the mill, nine tons returned to the pit, at a per ton cost of less than $1.00 per ton each way, plus a milling cost of less than $25.00 per ton throughput, or a total processing cost of approximately $40.00 per ton. The concentrate sales price is between $200 and $450 per ton, FOB Dillon.

          For both vermiculite and garnet, the operating margin is subject to additional costs, such as permitting, royalties, extraction taxes, air quality and asbestos monitory, property taxes, insurance and an allocation of corporate general and administrative taxes. Even though these costs are comparatively low, profit cannot be assured, due to product price risk, fuel and other cost escalations, competition, interruptions due to weather and other natural phenomena.

     6.   Risks of Competition:

         (a) Vermiculite: The United States consumes approximately 75% of the world's annual vermiculite production (estimated at 517,000 tons), while producing, in the United States, only 200,000 tons. The shortfall is principally made up from imports from South Africa and China. The freight cost from South Africa and China provide a significant margin to Stansbury in shipments to the Western United States from Montana. For example, at a price in South Africa and at Dillon, of $165.00 per ton FOB Mine, freight to California is $160 per ton from South Africa, compared to $48 per ton from Montana, giving a total cost advantage of $325 (South Africa) compared to $213 (Stansbury, Dillon). Competition in the form of other products to substitute for vermiculite in horticultural uses comes from expanded perlite ($225 per ton, FOB plant) and certain plastics. However, vermiculite is the superior product, and price alone is not the sole consideration in its choice. The only commercial deposit in the United States not owned by Stansbury, or otherwise in operation (Virginia and South Carolina) is the Mica Peak resource in southern Nevada.

          (b) Garnet: The United States consumes approximately 60,000 tons of garnet per year, or approximately 25% of the worlds production. Domestic production is in the range of 40,000 tons, with an import requirement of 20,000 tons, made up primarily from imports from India, Australia, and China. The freight cost from Asia and Australia provide a significant margin to Stansbury when compared to shipments in the United States from Montana. Competition in the form of other products to substitute for garnet comes primarily from other abrasives , such as nickel production slag. US production of garnet is centered in New York State, with producers also in Montana and Idaho.

     7.   Risk of Government Regulation:

          Permitting of mining operations on the public domain faces growing resistance from environmental groups, and in Montana, from an especially active and well-funded anti-mining environmental lobby. Stansbury's vermiculite operation in Montana is permitted under a small miner's exclusion permit, which is fully vested. However, the rules governing such permits were changed by Executive Order of President William Clinton on his last day in office, and although such changes were temporarily suspended by President Bush, the outcome of many aspects proposed for change are not yet settled. Also, there is no assurance that environmental groups will not sue to enjoin mining operations which they oppose, or sue to negate permits which they oppose. Forest fires during the summer of 2000 led to closing of the Public Domain in Montana to Mining operations for the first four months of the Fiscal year; Stansbury has been able to obtain limited variances from closing orders issued during the summer and fall of 2000, with respect to closing operations on the public domain because of the fire hazard in Western Montana, allowing the company to conduct maintenance work, but not mining or milling activities. Such closing of Montana operations would be seasonal only, as the fire hazard is extinguished with the coming of winter snowfalls. The Dillon mine and mill can operate year around. Expansion of operations beyond a disturbance of five acres would require additional permitting, as to which an Operating Permit was approved following an Environmental Assessment completed in March, 1999. Public efforts to re-open that permit for health risk assessment have been noted, but would be legally contested by the Company. Any legal contest would require the Company to expend legal fees in its defense.

                                     ITEM 2

                            DESCRIPTION OF PROPERTIES

     1. The Dillon Vermiculite Mine and Mill consist of approximately 95 unpatented lode mining claims located in Madison and Beaverhead Counties, Montana, containing over two square miles of resources, and a vermiculite concentration mill located upon several of the claims in Madison County, Montana. The mine and mill are permitted for operation, and both mining and milling are currently in process. The vermiculite concentrate at the present is being shipped to the Company's Los Banos Exfoliating Plant and to an independent buyer of concentrate. Production at the Dillon Mill is expected to reach an annual rate of 30,000 tons of concentrate by late fall, 2000.

     2. The Hamilton Vermiculite comprises 96 unpatented mining and mill site claims, of approximately 1,750 acres, are located about 11 air miles East and slightly North of Hamilton, Montana. Access to the property is by an improved, private road. The nearest rail siding, located on the Montana Rail Link Railroad, is an additional 9 miles North of Hamilton, Montana, at Victor Crossing, Montana. The claims lie near the crest of the south end of the Sapphire Mountains at an elevation of approximately 9,000 feet. The area is part of the Bitterroot National Forest. Two drilled out ore bodies, of modest commercial potential, have been defined on the claim group. An extensive Environmental Impact Statement ("EIS) has been completed, and several permits allowing operation are approved, although the permit recommended by the EIS has not been bonded.

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

          The garnet facilities have a fully permitted capacity of at least 12,000 tons per year of finished garnet, which in the past has been sold to the abrasives and water treatment industries. With modest expenditures, the mine and two mills can be increased to 25,000 tons per year output, which represents 40% of current United States demand. The Plant building can house further capacity increase up to 50,000 tons per year. Industrial grade garnet, used in the abrasives industry, and in water-jet cutting and water treatment facilities, sells generally for $200 to $450per ton, depending on size. The facilities of Sweetwater Garnet, Inc., produce the full suite of sizes used in the industry. The known ore body covers an extensive area from the surface to an average depth of nine feet, with an estimated resource able to supply 16 years of ore to the mills at a production rate of 20,000 tons of finished garnet per year.


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

(3) A Notice of default on the note with Nevada Vermiculite ,L.L.C. that the Company has failed to make a $130,000 mortgage principal payment plus interest due October 28,1999. Nevada Vermiculite has filed a foreclosure action, and the company has responded by counterclaiming against Nevada Vermiculite for damages for breach of its obligation to provide the working capital for the mining and milling operation at Dillon. Trial on the issues will be scheduled pending resolution of pretrial motions.

(4) A Notice of default on payment of minimum royalties by the Company, issued by the Bill and Helen Hand Estate, Roger Pierce Trust and KPS Mining Company for failure to pay approximately $147,000 plus interest. The Company is pursuing financing to cure the default. No action has been filed by the claiming party.

(5) An Action has been filed by James R. Hindman, a former director, and four Hindman family members for various claims for the payment of monies, which the Company has denied in part, and counterclaimed as to the claim of James R. Hindman. Total monies owed under the combined claims are estimated by the company to be under $80,000.

(6) An Action has been filed by Martin Peskin, a former director, for the repayment of a $10,000 loan to the company in 1998 and a $5000 loan in 2000, of which company records show $13,500 has been repaid. Since the litigation has commenced, the amount sought was reduced by $3,500, and is expected to be reduced by the further credit of $10,000. The company has cancelled checks for the payments.

(7) An Action has been filed by Sami Samani, a former director, for the repayment of loan to the company made between 1989 and 1991. The amount loaned is in dispute, the Plaintiff claiming $325,000, and the company disputing that amount based upon its audited financials for the periods from 1989 forward. In the same action, Peter Samani sued for $12,000 plus interest for a loan from 1994 or so; company records reflect that Peter Samani converted a loan for $12,000 to equity and received shares therefore in or about 1995. The company is also contesting Peter Samani's claim.

(8) An Action has been filed by the assignor of Theodore Cohn for the repayment of $30,000 loan to the company in 2000; this action has been formally settled for $30,000, with scheduled payments, and $10,000 has been paid pursuant to the settlement, leaving a balance to be paid.

(9) The seller to Stansbury of the Los Banos Exfoliation Plant has filed a foreclosure action in California for the recovery of the balance of the monies due on the acquisition, of $350,000, plus interest. The dispute is the subject of current settlement negotiations.

(10) The company owes a defunct entity in connection with a debt of Dillon Vermiculite LLC, which existed on its books prior to acquisition. The Company has acquired an 11% equity (the "Hindman family interest") of the defunct creditor, procured the appointment of a receiver for the defunct creditor, and is renegotiating the debt due to the failure of the creditor to deliver certain assets for which the debt was payment.

(11) Old creditors matters (prior to 1996)

     (a) A judgment obtained by Dorsey & Whitney, a general partnership, in December, 1994, for $52,683 in principal, along with prejudgment interest of $32,527, the total amount of which is $85,210 and is accruing interest at an annual rate of 12% from December 1994; at June 30, 2000 a proposed settlement of $90,000 was in negotiation.

     (b) A judgment obtained by Martineau & Co. in Salt Lake City, Utah, for $12,587,

     (c) A judgment obtained by Bruce Blessington, in Salt Lake County, Utah, for $14,674.

     (d) Charles McLaughlin is one of several defendants in a legal action commenced by the Company in the Federal District Court in Salt Lake City, Utah, in 1995, and the last active party with whom the Company had not settled. Agreement has been reached to dismiss this action. This matter is settled in principle, and is awaiting the exchange of paperwork.

(12) Recent operations (see Plan of Operations, below), have resulted in new unpaid trade payables from vendors to the Dillon Vermiculite Operation and Los Banos Operation. Several of these vendors have filed suit and two have obtained judgment. Payments are being made, or are planned, for the disposition of these matters. The totals in litigation are less than $75,000.




                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to the security holders for a vote during the current fiscal year ending June 30, 2000.


                                     ITEM 5

                             MARKET FOR COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq Electronic Bulletin Board under the symbol "STBY". The following table sets forth the "high" and "low" price of the Company's Common Stock for the periods indicated in 1998, 1999, and 2000.


                                        Price Range (U.S.$)
                                        -------------------
                                         High        Low
                                         ----       -----

1998
       First Quarter                     .15         .07
       Second Quarter                    .39         .05
       Third Quarter                     .15         .07
       Fourth Quarter                    .39         .05
1999
       First Quarter                     .55         .25
       Second Quarter                    .42         .23
       Third Quarter                     .47         .16
       Fourth Quarter                    .26         .10
2000
       First Quarter                     .42         .16
       Second Quarter                    .40         .20
       Third Quarter                     .30         .15
       Fourth Quarter                    .23         .13

2001
       January                           .13         .09
       February                          .11         .08
       March                             .08         .05
       April                             .12         .05
       May                               .09         .06
       June                              .09         .07
       July                              .08         .05
       August                            .06         .05
       September                         .05         .03
       October                           .04         .02

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

     On October 31, 2001, the last reported sale price of the Common Stock was $0.02 per share. As of October 31, 2001, there were over 4000 holders of record of the Common Stock, with 99,932,149 shares issued and outstanding (reflecting the shares issued for the acquisition of Sweetwater Garnet, Inc.)

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

See "Plan of Operations."

                                     ITEM 6

                               PLAN OF OPERATIONS

GENERAL

         Although the company is not a development stage enterprise (due to the company's acquisition of operating facilities), Management's goal for Stansbury is to rapidly evolve the company from an exploration and development entity to an operating and production entity, capable of sustaining itself financially from revenues from production. During the fiscal year, the company at one time or another commenced operations at its Dillon Vermiculite Mine and Mill, its Los Banos Exfoliation Plant, and its Sweetwater Garnet mine and mill, and had revenues from each source. However, the working capital of the company was insufficient to sustain operations until cash flow could be sustained.


         These operations may be summarized as follows:

     (1) Dillon Vermiculite Mine and Mill: The Mine operation and mill operation began in earnest in November 2000, when the forest fire hazard was extinguished by winter snows. The operations continued until the end of February. During this four month period (with contained long holidays for Thanksgiving, hunting season Christmas and New Years) approximately 450 tons of vermiculite concentrate were produced, of which 120 tons were sold as concentrate, and 330 tons shipped to Los Banos for further processing. Overnight temperatures at the mine frequently touched 30 degrees below zero, Fahrenheit; employees worked 4x12, and moved campers to the mine to avoid the daily commutes home in the sever weather. All diesel equipment had to be left idling overnight, or it could not be started in the morning. The maintenance toll on equipment was prohibitive, and ever increasing breakdowns of the mill compounded with longer shut-downs following each breakdown, led management to conclude that replacing certain aging key segments of the mill would be mandatory before re-opening the mill. Among the key items were the replacement or reconfiguration of the concentration equipment, would struggled to maintain a 70% concentrate, and proved unable to produce the industry standard of 90%, which left the Los Banos facility as the sole suitable market source for concentrate. However, Los Banos's capacity of 5000 tons per year meant that the Dillon plant's product would have no market beyond 5000 tons per year. Budget estimates for capital equipment replacement varied, depending on sources and condition, but settled at about an expected cost of $350,000.

     (2) Los Banos Exfoliation Plant: all 330 tons shipped to Los Banos were exfoliated and most of the product sold, accounting for the majority of the revenue from sales for the year ($135,000). However, the processing of the ore in the rotary furnaces failed to give the full expansion rate, due to lower than required furnace temperatures, resulting in less than projected revenue per ton, since sales prices were based upon volume. An investment in new temperature probes and controls was made in February, and the higher temperatures for exfoliation appeared to correct the problem, although the higher temperatures also threatened a compliance problem in terms of nitrous oxide emissions. The exfoliation plant was shut down and its crew also laid off during the spring, 2001, due to lack of product supply from Dillon. To re-start the Los Banos Plant, with new "NoNox" burners, would require a capital expenditure of $90-120,000, in order to ensure compliance with volume "Nox" emissions, which otherwise constrain operations to six hours per day.

          In February, 2001, the last of the funds to be raised under a $2.5 million private placement, were received, for a total of $960,000, leaving a shortfall of $1,540,000 in anticipated working capital for operations and equipment at both the Dillon Vermiculite and Los Banos operations. The inability of the placement agent to procure these fund is attributable primarily to the market crash of October/November, 2000.

     (3) Sweetwater Garnet Mine and Mill: The garnet operation was chosen in the late spring to become the primary operation of the company. It was a new mill, with reliable equipment, and needed little further capital expenditure. A loan was negotiated for up to $1,000,000, and draws against than loan, thru November 1, 2001, totaled $660,000. A new wash plant was acquired, buildings to house it and product storage were acquired, and concentrating equipment for the mine (which was a dry process, eliminating the need to shut down the mine during the winter months when using the existing wet concentration process). By the end of the summer, 1000 tons of ore concentrate had been produced, from equipment ordered and installed on portable units for concentrating the mine feed. By October, 2001, concentrate was being fed into the mill, sized, given a final purity concentration, and then bagged, palletized and shrink wrapped for shipment.

         The unanticipated circumstances which have frustrated the Company's attempts to sustain operations during the fiscal year for each facility are numerous. Among these circumstances were:

         (a) The forest fires of the late summer and early winter of 2000, which prompted the US Department of Interior (through its Bureau of Land Management) and the State of Montana, to essentially shut down all mining operations on the public domain in the areas of our vermiculite and garnet facilities, from mid-summer until the onset of winter in November, 2000.

         (b) The immediate onset of a harsh winter, which terminated the forest fire induced shut-down, but left no mild weather transition time for orderly restarting of the operations of the public domain.

         (c) The vermiculite operations through the winter, until March 8, 2001, provided valuable lessons in the maintenance and operation of equipment in exposed severe temperatures, and revealed the weak links in the processing equipment of the vermiculite mill. The frequency of breakdowns, and the weather dictated delays occasioned in obtaining replacement parts and effecting repairs, led to the decision to temporarily suspend vermiculite mining and milling until weather and funding permitted an orderly replacement of the weak links with reliably operating items.

         (d) Product quality issues became manifest in both the grade control at the concentrating mill, and the temperature of furnaces at the exfoliation plant. Both are being addressed, but require additional capital to be fully corrected.

         (e) Finally, the consequences of the financial market crash in October/November, 2000, which have negatively impacted several funding programs upon which the Company was depending in order to timely obtain the capital needed for both equipment acquisitions and working capital resources. This recession/depression led to (i) the closing of funding by the Placement Agent of the $2.5 million loan for the vermiculite operation at a maximum of $960,000, and (ii) the curtailment of further funding by the Placement Agent of the $1.0 million loan for the garnet operation at a maximum of $660,000. The company intends to replace the loss working capital funding represented by the unfounded $1,780,000 of anticipated loan proceeds which were essential to the ongoing operations of the company.

         Meanwhile, there are two items which can impact the future plans of operations of the Company's subsidiaries:

          (i) June 30, 2001, was the compliance deadline with California's newer restrictive air emissions standards; to meet those standards so as to allow the continued operation of the Los Banos exfoliation plant will entail a capital cost. Relocation of the plant in California, or to Nevada or Montana, has been under review, if funding cannot be found for the capital cost of obtaining compliance meeting equipment ("NoNox" burners").

          (ii) The company also watching closely the impact of rule 43 CFR 3809, published by President Clinton on his last day in office, which requires that small mining operations (disturbances of less than five acres) on the public domain now have an approved Plan of Operations, including an approved EPA document. Current small mine operations, such as Dillon Vermiculite, have until January 20, 2003, to come into compliance. President Bush immediately suspended the new 3809 rules until July 20, 2001, to give his new Secretary of the Interior, Ms. Gale Norton, time to review and recommend any action with respect to these rules. While some new rulings have been made under the new administration, the Company and others in the mining industry, are still unable to determine the compliance requirements and cost thereof, due to uncertainties and ambiguities manifest in the interim guidelines.

                    Fortunately for the Company, the garnet mine and mills are entirely on private land and private mineral estates, so that the Department of Interior has no jurisdiction over Sweetwater Garnet's operations. On the other hand, the Dillon Vermiculite mine and mill are entirely on the public domain, and are directly impacted by the new 3809 rules.

         As a consequence of all of the foregoing, the company has chosen to focus first on placing the garnet operations into full production, then re-activating the vermiculite mining and milling operation if such proves feasible under the final form of Rule 3809. The schedules for such are as follows:

                  (a) As soon as funds are available: Garnet mine and mill operation, with mine and mill production at a monthly rate of 1000 tons of product (equivalent to an annual rate of 12,000 tons per year of product); the company has approximately 2000 tons of contained garnet in 90% plus concentrate stockpiled, which is immediately available for final processing. An extensive distributor network is planned, and is in the process of being implemented. The Company's new website, www.sweetwatergarnet.com, is now operational as an informative and interactive order placement site for customers and distributors.

                  (b) As soon as funds are available: Re-start or possible relocation, of exfoliation plant from Los Banos, California, and upgrade of the plant as necessary to meet permit compliance requirements at the situs of the relocation. Several sources of vermiculite concentrate have been established to assure adequate feed to the relocated plant, in the event that the Dillon mine and mill are not operational in time to meet supply requirements. The company is testing a 100 pound sample of coarse ore from Uganda, and if it proves to expand in the furnaces at the represented rate, the plant could be a stand alone profit center utilizing ore imported from this source.

                  (c) Reactivation of Dillon vermiculite mine and concentration mill, upon completion of mill rehabilitation - dependent largely upon the consequences of compliance with the final form of Rule 3809 - when such funding becomes available and the rule making is finalized.

EXPLORATION ACTIVITIES

         The Company contemplates a re-evaluation of its ore reserve position in Hamilton, and contemplates a drilling or other exploration program outside the currently established ore deposits. However, no date has been set for this activity. During the summer of 2001, the company completed the reclamation of the 1985-90 disturbances at the Hamilton site, subject to reseeding the sight in the Spring of 2002.

         In the late summer of 2001, the company determined that a portion of several vermiculite claims contained a shallow but high grade (50%) garnet deposit. This site was subsequently permitted for exploration with the right to remove up to 1000 tons of garnet for assaying and evaluation. The full extent of this additional ore body is unknown, but further exploration drilling and digging is on the site is planned in order to develop engineered ore reserves.


LIQUIDITY AND FINANCE

          The Company has been inactive and non-operating for most of its 30 years prior to the current fiscal year; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. Little actual mining has occurred since the Company acquired its, until the commenced its operation late in the Fiscal Year ending June 30, 2000. The Company has had no income since 1991, until the forth quarter the Fiscal Year ending June 30, 2000, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments, as well as four secured loans obtained in the current fiscal year.

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

     Dennis R. Staal, age 53, has served as Director and Chief Financial Officer since January 31, 2000. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and Officer of Saba Petroleum Company. From 1993 to 2000 Mr. Staal was Chief Financial Officer of Meteor Industries, Inc. Mr. Staal is a 1970 graduate of the University of Nebraska with Bachelor of Science Degree in Business Administration, and received his CPA certificate in 1972. Mr. Staal is a Director and Officer of Capco Energy, Inc. which is a publicly traded company.

     Eldon W. Brickle, age 62, has served as Director, since July 25, 2000, and as Vice-President, Assistant Secretary, and Chief Operating Officer since January 2000.

     Darrel L. Schnase, age 52, is the Comptroller, Assistant Secretary and Assistant Treasurer, since August 2000.



                                     ITEM 9

                             EXECUTIVE COMPENSATION

NAME                             COMPENSATION

Aldine J. Coffman, Jr.      As a director and officer from July 1, 2000,
                            through the present, a salary of $20,000 per month, including director's services.

Dennis   R.  Staal          As a  director  and  officer  from
                            January 31, 2000,  the present, at
                            a  consulting  fee of $50  per  hour

Eldon W. Brickle            As an officer and director,  during the fiscal
                            year, a fee of $10,000 per month as an independent contractor

* Note: Former directors Messrs: Hindman, Peskin, Stanojev and Wertz each resigned at a board meeting on August 18, 2000, to facilitate their exemption from certain restrictions on the future sales of their stock that was being proposed by Merit Capital Associates, Inc., of Westport, Connecticut in connection with a $2,500,000 private placement offer. The compensation for July and August, 2000, is a total of $1,000 per month each. Daniel Yuengling resigned in November, 2001. His compensation accrued from his appointment is $1,000 per month, payable in common shares of the company at $0.25 per share, which have not been issued as of this time.

         Directors and officers are entitled to receive reimbursement of their reasonable and necessary out-of-pocket expenses, as documented and submitted.

EXECUTIVE REMUNERATION

         The following table provides information with respect to the compensation paid to the above named directors and executive officers. There was no executive officer whose salary was in excess of $100,000 for any period in fiscal 2001, other than Mr. Coffman whose accrued gross pay was $240,000.oo, and Mr. Brickle whose accrued gross compensation (excluding expense advances) was $120,000. As of November 1, 2001, Mr. Coffman had gross unpaid wages owed to him of over $163,000, and Mr. Brickle unpaid compensation of $160,000.





                                        Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------
(a)                                       (b)             (c)          (d)          (e)                   (f)
Name And Principal                     Fiscal Year      Salary($)    Bonus($)   Other Annual           Restricted
 Position                             Ended June 30                            Compensation ($)     Stock Award(s) ($)
-----------------------------------------------------------------------------------------------------------------------
Aldine J Coffman, Jr.                    2001          $240,000
President, CEO                           2000          $180,000                 $   30,000
-----------------------------------------------------------------------------------------------------------------------
Edward C. Stanojev,Jr                    2001          $      0
President (Resigned 1999)                2000          $  7,500                 $   12,000           $     125,000
-----------------------------------------------------------------------------------------------------------------------
Jeff Wertz Secretary                     2001          $      0
 Treasurer and Chief Financial Officer   2000          $ 54,000                 $    3,000(2)        $     241,228
(Resigned 2000)
-----------------------------------------------------------------------------------------------------------------------
James R. Hindman,                        2001          $      0                 $        0
Vice President (Resigned 2000)           2000          $ 24,000(5)   $ 18,000   $    8,000(2)        $     218,750
-----------------------------------------------------------------------------------------------------------------------
Eldon W. Brickle,                        2001          $120,000(x)
Chief Operating Officer and Director     2000          $ 30,000(x)              $        0
-----------------------------------------------------------------------------------------------------------------------
Martin J. Peskin                         2001          $      0                 $        0
Outside Director (Resigned 2000)         2000          $ 12,000(x)              $   12,000(2)
-----------------------------------------------------------------------------------------------------------------------
Daniel Yuengling                         2001          $ 12,000(x)
Outside Director                         2000          $  5,000(x)
-----------------------------------------------------------------------------------------------------------------------
Dennis R. Staal                          2001          $ 12,000(x)                                   $           0
Chief Financial Officer and Director     2000          $  2,500                                      $      30,000
-----------------------------------------------------------------------------------------------------------------------


                                     ITEM 10
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth the shares of the Company's Common Stock beneficially owned at June 30,2001 by (I) each person known to management of the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named under "Executive Remuneration," and (iv) all executive officers and Directors of the Company as a group.

Name                              Position with Company                  Shares Beneficially Owned(1)
- --------------------------------------------------------------------------------------------------------
Executive Officers and                                                    Number(2)         Percent(2)
 Directors:(8)
- --------------------------------------------------------------------------------------------------------
Aldine J Coffman,Jr.              President, CEO
     Current   (3);(4)                                                     62,500                  *
     Potential (3);(4)                                                    687,500                  *
Daniel Yuengling                  Outside Director                      1,090,402                1.1%
Dennis R. Staal                   Chief Financial Officer                 120,000                  *
                                  and Director
Eldon W. Brickle                  Chief Operating Officer                 180,000                  *
                                  and Director

All Directors and executive
officers as a group( 8 persons)
     Current   (3);(4)                                                  1,482,902                1.5%
     Potential (3);(4)                                                  2,107,902                2.1%


Beneficial Owners of
More than 5%

Nevada Vermiculite(3)                                                   5,000,000                5.0%
* Less than 1%

(1) Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the Common Stock indicated as beneficially owned thereby.
(2) In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), share that are not outstanding, but that are subject to warrants, options or conversion privileges exercisable or convertible within 60 days of the date of this report on Form 10-KSB, have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(3) As 12.5% owners of Nevada Vermiculite, Mr. Coffman each may receive 12.5% of the 5,000,000 warrants issued to Nevada Vermiculite.
(4) The company has taken the position that the warrants of Nevada Vermiculite stand cancelled because conditions precedent to their rights have been in default.
(5) Unless otherwise indicated, the address for each Director is c/o Stansbury Holdings Corporation, 3435 South Yosemite Street, #100, Denver, Colorado 80231.

                                     ITEM 11

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) Nevada Vermiculite LLC: Prior to joining Stansbury, Aldine J. Coffman, Jr., had become a 12.5% equity member of Nevada Vermiculite LLC, a Nevada limited liability whose membership then included James R. Hindman (12.5%), and certain principals and employees of Channel & Basin Reclamation, Inc. (75%). Nevada Vermiculite arranged a $130,000 loan to Stansbury in 1998 so that Stansbury could pay and discharge a compromise settlement of a claim of over $2,000,000 dating from 1989, which was secured by the Hamilton vermiculite claims. Nevada Vermiculite has sued to recover the $130,000 plus interest, by commencing a foreclosure action (see Litigation, above). Mr. Coffman has offered to Nevada Vermiculite to withdraw as a member, but the terms of his offer are in negotiation

(2) Use of Space: On October 26, 2001, Stansbury relocated its corporate office to 3435 South Yosemite Street, #100, Denver, Colorado. This office is leased from the building's owner by Far Country Management Services, Inc., an enterprise controlled by Mr. Coffman as its president. The office, fully furnished by Far Country, is made available to Stansbury for its non-exclusive use as a corporate headquarters. Far Country charges Stansbury $2,250 monthly, payable quarterly in advance. Stansbury was able to terminate its prior lease without penalty, which was costing the company $4666.00 per month, payable quarterly in advance. The new office is located approximately 250 feet north east of the former location.

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

   EXHIBITS

None


     (b)  REPORTS ON FORM 8-K FILED DURING THE TWELVE MONTHS ENDED JUNE 30, 2001

     There were no reports on Form 8-K filed during the twelve months ended June 30, 2001.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 15, 2001      STANSBURY HOLDINGS CORPORATION



              BY:    /S/ ALDINE J. COFFMAN, JR.
                   ------------------------------
                   Aldine J. Coffman, Jr.
                   Chief Executive Officer And President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                                        DATE
- ------------------------------------------------------------------------------------------------

/S/Aldine J. Coffman, Jr.          President And Chief Executive Officer        November 15, 2001
- --------------------------
Aldine J. Coffman, Jr.             (principal executive officer) and Director

/S/Dennis R. Staal                 Vice President, Chief Financial Officer      November 15, 2001
- --------------------------
Dennis R. Staal                    (principal financial officer) and Director



                           SELLERS & ASSOCIATES, P.C.
                   3785 Harrison Boulevard, Ogden, Utah 84403
                       (801) 621-8128 - FAX (801) 627-1639
                              SellersAssoc@aol.com

To the Stockholders and Board of Directors
Stansbury Holdings Corporation and Subsidiaries
Denver, Colorado

                        REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated balance sheet of Stansbury Holdings Corporation and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stansbury Holdings Corporation and Subsidiaries as of June 30, 2001, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sellers & Associates, P.C.
-------------------------------
November 15, 2001
Ogden, Utah

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Stockholders and Board of Directors
Stansbury Holdings Corporation and Subsidiaries


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Stansbury Holdings Corporation and Subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Stansbury Holdings Corporation and Subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                  --------------------------------------------


The accompanying 2000 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these mattes are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HAUGEN, SPRINGER & CO., P.C.



November 15, 2001
Denver, Colorado

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001



Assets

Current Assets:
   Cash and cash equivalents                          $         19
    Trade accounts receivable                                8,604
    Inventories                                            134,739
    Prepaid expenses                                        23,365
                                                      ------------

                  Total Current Assets                     166,727
                                                      ------------

Property and Equipment, at cost:
    Mineral claims and projects,
      using full-cost method                            21,834,715
    Buildings and mining equipment                       3,035,189
    Other property and equipment                            15,202
                                                      ------------

                                                        24,885,106

Less:  accumulated depreciation and depletion             (418,608)
                                                      ------------

                  Net Property and Equipment            24,466,498
                                                      ------------

Other Assets:
    Reclamation bonds                                       45,100
    Investment in Resource Vermiculite LLC                  50,000
    Prepaid royalties                                      190,262
                                                      ------------

   Total Other Assets                                      285,362
                                                      ------------


Total Assets                                          $ 24,918,587
                                                      ============


                                                       (Continued)



           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                  JUNE 30, 2001


Liabilities and Stockholders' Equity
Current Liabilities:
    Elk Creek acquisition obligations             $    969,000
    Los Banos acquisition obligation                   350,000
     Sweetwater acquisition obligations                663,000
    Current installments of long-term debt             820,718
    Convertible notes payable to officers
        and shareholders                               687,346
    Convertible note payable to related party          130,000
     Other notes payable                             1,314,325
    Accrued interest                                   708,032
     Accrued payroll taxes                             200,167
    Trade accounts payable                           1,147,866
                                                  ------------

                  Total Current Liabilities          6,990,454
Long-Term Debt                                               0
                                                  ------------

                  Total Liabilities                  6,990,454
                                                  ------------

Commitments and Contingencies
    (Notes 2 and 15)

Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued and out-
        standing 99,932,149                             99,932
    Paid-in capital                                 33,323,779
    Accumulated deficit                            (15,495,578)
                                                  ------------

                  Total Stockholders' Equity        17,928,133
                                                  ------------

Total Liabilities and Stockholders' Equity        $ 24,918,587
                                                  ============






           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                     2001              2000
                                                 ------------      ------------

Sales                                            $    135,006      $     17,513
Cost of sales                                         (88,442)           (4,879)
                                                 ------------      ------------

Gross profit                                           46,564            12,634
                                                 ------------      ------------
Expenses:
    Operating                                       1,307,670           235,656
    Property abandonment                                    0           230,233
    General and administrative                      1,877,817         2,215,352
    Interest, conversion premiums,
        and equity inducements                      1,951,646         3,087,629
                                                 ------------      ------------

Total Expenses                                      5,137,133         5,768,870
                                                 ------------      ------------


Net Loss                                         $ (5,090,569)     $ (5,756,236)
                                                 ============      ============


Basic and diluted earnings per share             $      (0.05)     $      (0.10)
                                                 ============      ============


Basic and diluted weighted average
    shares outstanding                             96,820,356        57,875,660
                                                 ============      ============









           See Accompanying Notes to Consolidated Financial Statements


                                       STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                                                                  Total
                                       Number Of      Common        Paid-In       Deferred       Accumulated    Stockholders'
                                        Shares         Stock        Capital       Interest         Deficit         Equity
                                     -----------    -----------   -----------    -----------     -----------     ----------
Balances 06/30/99                    43,828,773     $   43,829    $19,077,092    $  (337,731)    $(4,648,773)  $ 14,134,417

Issued for debt                      10,137,884         10,138      2,524,333              0              0      2,534,471
Issued for interest on debt           2,759,841          2,760        687,200              0              0        689,960
Issued for debt inducement            9,378,334          9,378      2,335,206              0              0      2,344,584
Issued for Los Banos acquisition        525,000            525        130,725              0              0        131,250
Issued for investment in
  Resource Vermiculite LLC              504,351            504        125,584              0              0        126,088
Issued for other costs of
  undeveloped mineral properties        100,000            100         24,900              0              0         25,000
Issued for compensation               1,523,573          1,524        379,369              0              0        380,893
Issued for trade accounts payable     1,434,969          1,435        357,307              0              0        358,742
Issued for other general and
  administrative expenses             4,290,397          4,290      1,068,309              0              0      1,072,599
Other stock issuances                    25,412             26          6,328              0              0          6,354
Amortization of deferred interest             0              0              0        249,040              0        249,040
Net loss                                      0              0              0              0     (5,756,236)    (5,756,236)
                                     -----------    -----------   -----------    -----------     -----------     ----------

Balances 06/30/00                    74,508,534         74,509     26,716,353        (88,691)   (10,405,009)    16,297,162

Issued for debt                         580,000            580        144,420              0              0        145,000
Issued for interest on debt           5,392,632          5,392      1,324,711              0              0      1,330,103
Issued for Sweetwater Garnet
  acquisition                        15,720,000         15,720      4,124,280              0              0      4,140,000
Issued for other general and
  administrative expenses             3,049,000          3,049        759,201              0              0        762,250
Issued for cash                       1,581,983          1,582        393,914              0              0        395,496
Shares repurchased                     (900,000)          (900)      (139,100)             0              0       (140,000)
Amortization of deferred interest             0              0              0         88,691              0         88,691
Net loss                                      0              0              0              0     (5,090,569)    (5,090,569)
                                     -----------    -----------   -----------    -----------     -----------     ----------
Balances 06/30/01                    99,932,149     $   99,932    $33,323,779    $         0     $(15,495,578)   $17,928,133
                                    ===========     ===========   ===========    ===========     ============   ============



                                 See Accompanying Notes to Consolidated Financial Statements


                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                         2001           2000
                                                     -----------    -----------
Net cash (used in) operating activities
    (Note 16)                                        $(1,935,811)   $  (551,807)
                                                     -----------    -----------

Cash flows from investing activities:
    Investments in mineral claims and projects          (152,153)      (494,975)
    Investments in buildings and mining
        equipment (195,649)                              (87,852)
    Purchases of other property and equipment             (2,285)        (4,419)
                                                     -----------    -----------

Net cash (used in) investing activities                 (350,087)      (587,246)
                                                     -----------    -----------

Cash flows from financing activities:
    Payments on Elk Creek acquisition
        obligations                                       (3,500)      (137,500)
    Proceeds from convertible notes payable
        to officers and shareholders                     723,096      1,250,700
    Repayments of convertible notes payable
        to officers and shareholders                           0         (5,000)
    Proceeds from other notes payable                  1,314,325              0
    Repayments of long-term debt                               0        (17,000)
    Stock issued for cash                                395,496              0
    Stock repurchased                                   (140,000)             0
    Other                                                 (3,500)        47,853
                                                     -----------    -----------

Net cash provided by financing activities              2,285,917      1,139,053
                                                     -----------    -----------

Net increase in cash                                          19              0
Cash at beginning of year                                      0              0
                                                     -----------    -----------

Cash at end of year                                  $        19    $         0
                                                     ===========    ===========

Supplemental disclosure of cash information:
    Cash paid for interest                           $   560,769    $    31,148
                                                     ===========    ===========

    Cash paid for taxes                              $    10,630    $     2,181
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

Stansbury and its wholly owned subsidiaries,

o                 Elk Creek Vermiculite, Inc. ("Elk Creek")
o                 Dillon Vermiculite Limited LLC ("Dillon")
o                 International Vermiculite (Montana), Inc. ("IVM")
o                 International Vermiculite (California), Inc. ("IVC") and
o                 Sweetwater Garnet, Inc. ("Sweetwater"),

are referred to collectively as the "Company".

The Company's business is the acquisition, exploration, development, and operation of industrial mineral properties, particularly vermiculite and garnet mineral projects.

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

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
                       OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories

     Inventories are stated at the lower of cost or market.

     Mineral Claims and Projects

     The Company follows the full-cost method of accounting for its mineral claims and projects. Accordingly, all costs associated with the acquisition, exploration, and development of mineral properties, including directly related overhead costs, are capitalized. The capitalized costs of developed properties are amortized on the unit-of-production method using estimates of proved reserves.

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

     Revenue Recognition

     Revenue is recognized when products are shipped to customers.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

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

     Use of Estimates

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

     Reclassifications

     Certain reclassifications have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 classification.

     Impairment of Long-Lived Assets

     It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognized the loss in its statement of operations.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Cash is held in banks or other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe it is exposed to any significant credit risk therefrom.

     Comprehensive Income

     The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

     Advertising Expense

     Advertising costs are expensed as incurred. Advertising costs for June 30, 2001 and 2000 were not significant expenditures.

     Net (Loss) Per Share of Common Stock

     The basic and diluted net (loss) per common share in the accompanying statements of operations are based upon the net (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per common share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants would be anti-dilutive.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN STATEMENT

     The Company emerged from Chapter 11 bankruptcy proceedings during 1985 and has been non-operating since that time until June 2000. At June 30, 2001, its negative working capital was approximately $6,800,000 and accumulated deficit was approximately $15,500,000.

     During 1999, the Company hired a new president who also now serves as chairman of the Board of Directors and chief executive officer.

     During 2000, the Company hired a new vice-president and chief operating officer, and a new vice-president and chief financial officer. These two individuals also serve on the Board of Directors.

     The Company's current management team has developed certain mineral properties and placed those properties into production. During June 1999, the Company acquired Elk Creek and its Dillon subsidiary, and acquired Sweetwater during July of 2000.

     There can be no assurances that the Company will be successful in obtaining the financing necessary to continue developing its mineral reserves. Nor can there be any assurances that other sources of funds can be obtained to cover general and administrative costs.

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2001 and 2000 consolidated financial statements. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the continuing development and production of its mining claims and products, thereby improving operating results.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MINING CLAIMS AND PROJECTS

     The Company's mining claims and projects are located in the state of Montana and consist of the following at June 30, 2001:

               Dillon vermiculate mine and mill       $ 3,883,599
               Sweetwater garnet mine and mill          2,929,523
               Hamilton vermiculite project            15,021,593
                                                      -----------

               Totals                                 $21,834,715
                                                      ===========

     Costs capitalized to the Sweetwater garnet mine and mill were the result of the Company's July 2000 acquisition of Sweetwater Garnet, Inc. (see Note
     5). In connection with the commencement of mining operations at the Dillon mine, the Company reclassified approximately $444,000 of costs from the Dillon vermiculite mine and mill to buildings and mining equipment, inventory, and prepaid royalties during the year ended June 30, 2001.

NOTE 4 - BUILDINGS AND MINING EQUIPMENT

     The Company's buildings and mining equipment consist of the following at June 30, 2001:

               Dillon mining equipment                     $  336,975
               Dillon buildings                               135,000
               Sweetwater mining equipment                    622,918
               Sweetwater buildings                         1,350,000
               Los Banos exfoliation plant and equipment      590,296
                                                           ----------

               Totals                                      $3,035,189
                                                           ==========

     Costs capitalized to the Sweetwater garnet mine and mill were the result of the Company's July 2000 acquisition of Sweetwater Garnet, Inc. (see Note
     5). The Los Banos exfoliation plant is located in California and was acquired May 2000 for $581,250, which consisted of a cash payment of $100,000 and the issuance of 525,000 of the Company's common shares valued at $131,250 and a note payable for $350,000.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACQUISITION OF SWEETWATER GARNET, INC.

     On July 28, 2000, the Company acquired all of the assets of Sweetwater Garnet, Inc. The acquired assets consisted of 1,860 acres of leased surface and mineral rights upon which a garnet concentrating mine and mill are located, a finishing mill located on four separate acres, and related buildings and equipment.

     The Company issued 15,720,000 of its common shares and assumed and issued approximately $688,000 of debt for the acquisition. Costs capitalized for the acquisition totaled approximately $4,828,000.

NOTE 6 - INVESTMENT IN RESOURCE VERMICULITE LLC

     During the year ended June 30, 2000, the Company acquired an 11% interest in Resource Vermiculite LLC. This entity is a creditor of the Dillon Vermiculite LLC. The Company acquired its interest by issuing 504,351 shares of its common stock at 25 cents per share, totaling $126,088. The Company has reduced the cost of this interest to its net realizable value of $50,000 as of June 30, 2001.

NOTE 7 - CONVERTIBLE NOTES PAYABLE TO OFFICERS AND SHAREHOLDERS

     Convertible notes payable to officers and shareholders at June 30, 2001 are unsecured, bear interest at 10% and principal and accrued interest are due 180 days after the date of issuance.

NOTE  8  - NOTE PAYABLE TO RELATED PARTY

     The convertible note payable, issued in connection with a 1998 debt restructuring, was dated August 25, 1998 and bears interest at 10%. Principal and accrued interest are due on demand.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - LONG-TERM DEBT

                  Long-term debt at June 30, 2001 consisted of the following:

               Officers, directors and shareholders:
               -------------------------------------

                 Promissory notes, unsecured, bearing
                   interest at rates from 12% to 15%    $ 57,667

                 Mortgages payable, bearing interest
                   at 23%
                                                         394,000
                 Other:
                 Other promissory notes and
                   obligations payable                   369,051
                                                        --------

                  Long-term debt                         820,718

                  Less current installments              820,718
                                                        --------

                  Long-term portion                     $      0
                                                        ========

     The promissory notes and mortgages payable to officers, directors, and shareholders were past due as of June 30, 2001. Interest on the mortgages payable was prepaid and has been fully amortized in prior years.

     Other notes payable and obligations represent amounts payable to former trade creditors of the Company. The Company is in default on these amounts, and interest accrues on the outstanding principal balances at rates that average approximately 12%.

NOTE 10 - STOCKHOLDERS' EQUITY

     As presented in the Consolidated Statements of Stockholders' Equity and as described in these Notes to the Consolidated Financial Statements, the Company has issued a significant number of its common shares for various purposes during the years ended June 30, 2001 and 2000. All such transactions have been recorded at 25 cents per share, which approximates the fair market value of the shares during the period of issuances.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INTEREST, CONVERSION PREMIUMS, AND EQUITY INDUCEMENTS

     Substantially all interest expense paid during the years ended June 30, 2001 and 2000 was in the form of shares of the Company's common stock. In addition, the Company issued shares of its common stock for payment of conversion premiums and equity inducements. These forms of payments are made to induce other parties to loan funds to the Company, or to convert existing debt into equity. All such premiums and inducements are charged to expense when the shares are issued, and for the years ended June 30, 2001 and 2000, the amount is so charged to expense totaled approximately $1,382,700 and $2,344,600, respectively.

NOTE 12 - INCOME TAXES

     The Company incurred net operating losses for the years ended June 30, 2001 and 2000. At June 30, 2001, the Company has approximately $14,000,000 of net operating loss carryforwards which expire in varying amounts through the year ending June 30, 2021.

     A deferred tax asset resulting from the benefit of current and carryforward net operating losses is offset by a valuation allowance because realization of that asset is not assured. Realization of a deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryovers. Accordingly, no current or deferred tax benefit for the years ended June 30, 2001 and 2000 has been recognized.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The debt obligations of the Company represent the financial instruments for which fair value disclosure is required under SFAS 107. Management does not believe it is practicable to estimate the fair value of its debt.

     A substantial portion of the Company's debt obligations at June 30, 2001 was owed directly to its officers, directors, and shareholders (or to entities controlled by them). All other debt is owed to non-financial institutions. Accordingly, there is no market available to estimate the fair value of this debt.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 14 - RELATED PARTIES

     Substantially all of the creditors who have converted their debt and interest into shares of the Company's stock have been officers, directors, or shareholders of the Company. These individuals also received shares of the Company's stock as an inducement for conversion of their debt.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     On October 26, 2001, the Company relocated its corporate offices to 3435 S. Yosemite Street, #100, Denver, Colorado. This office is leased from an entity controlled by the Company's president. This entity charges the Company $2,250 monthly, payable quarterly in advance.

     The Company is obligated to the federal government for approximately $19,100 per year to maintain the ownership of its mineral claims.

     Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers, and others are trade creditors.

     Actions brought by shareholders and former officers generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At June 30, 2001, the principal amount of these obligations is included in long-term debt under the caption "officers, directors and shareholders" (see Note 9).

     Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At June 30, 2001, the principal amount of these promissory notes is included in long-term debt under the caption "other" (see Note 9).

     Amounts due other trade creditors who have brought actions against the Company are included in the balance of trade accounts payable.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Actions have also been brought with respect to the debt obligations that arose from the Elk Creek and Los Banos acquisitions. Management believes that the matters will be settled for amounts not greater than the recorded amounts at June 30, 2001.

     The seller of the Los Banos exfoliation plant has filed a foreclosure action in California for the recovery of the balance of the monies due on the acquisition ($350,000), plus interest. The dispute is the subject of current settlement negotiations and the full amount of the obligation is included in the accompanying balance sheet.

     The Company owes a defunct entity in connection with a debt of Dillon Vermiculite LLC, which existed on its books prior to acquisition. The Company has acquired an 11% interest in the entity (see Note 6) of the defunct creditor, procured the appointment of a receiver for the defunct creditor, and is renegotiating the debt due to the failure of the creditor to deliver certain assets for which the debt was payment. The balance of the obligation at June 30, 2001 was $769,000 and is included in the accompanying balance sheet.

     Pending actions against the Company, for which no amounts have been included in the accompanying balance sheet, include the following:

          The Montana Department of Environmental Quality issued two Notices of Noncompliance regarding disturbances at the Dillon Vermiculite Property and the Hamilton Property with civil penalties totaling $42,950. With respect to the Dillon Project, the Company is currently negotiating with the Department of Environmental Quality to pay $20,000 and to complete $20,000 in reclamation work on various abandoned mine sites around the state. With respect to the Hamilton Project, the proposed penalty is $500.

          A notice of default on payment of minimum royalties by the Company, issued by the Bill and Helen Hand Estate, Roger Pierce Trust and KPS Mining Company for failure to pay approximately $147,000 plus interest. The Company is pursuing financing to cure the default. The claiming party has filed no action. This is not recognized on the accompanying balance sheet because future production may have right of offset and this royalty obligation would be prepaid.

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          An action has been filed by James R. Hindman, a former director, and four Hindman family members for various claims for the payment of monies, which the Company has denied in part, and counter claimed as to the claim of James R. Hindman. Total monies owed under the combined claims are estimated by the Company to be under $75,000

NOTE 16 - RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

     The reconciliation of net loss to net cash used in operating activities for the years ended June 30, 2001 and 2000 is as follows:

                                                        2001            2000
                                                    -----------    -----------

     Net loss                                       $(5,090,569)   $(5,756,236)
                                                    -----------    -----------
     Adjustments to reconcile net loss to net
         cash used in operating activities:
             Property abandonment                             0        230,233
             Bad debt expense                                 0         20,298
             Depreciation and depletion                 383,375          9,466
             Amortization of deferred interest           88,691        249,040
             Stock issued for interest, debt
               inducement, and compensation           2,092,946      4,161,294

     Changes in operating assets and liabilities:
         (Increase) in accounts receivable               (8,604)             0
         (Increase) in inventories                     (115,779)       (18,960)
         (Increase) in prepaid expenses                 (11,725)        (1,995)
         Decrease (increase) in other current
             assets                                       9,916         (5,786)
         (Increase) in other assets                      (4,675)       (25,100)
         (Decrease) increase in bank overdraft          (52,227)        44,580
         Increase in accrued payroll taxes              124,137         76,030
         Increase in accrued interest                    12,723         72,952
         Increase in accounts payable                   635,980        392,377
                                                    -----------    -----------

     Total adjustments                                3,154,758      5,204,429
                                                    -----------    -----------

     Net cash (used in) operating activities        $(1,935,811)   $  (551,807)
                                                    ===========    ===========

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Consolidated Statements of Stockholders' Equity present shares of the Company's common stock issued for various noncash transactions.

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

     Trapeze Resources LTD commenced funding a mortgage to Sweetwater Garnet, Inc., as of July 1, 2001, although some funds were received prior thereto. As of November 1, 2001, over $600,000.00 had been advanced to Sweetwater for operations and capital expenditures. During that period, over 1,000 tons of nearly 90% concentrate had been produced, and several hundred tons of finished product added to inventory.

     The Company temporarily suspended operations at its Sweetwater Garnet Project on November 6, 2001, pending the accumulation of further working capital from either Trapeze Resources LTD or other sources.


     The debt obligations of the Company represent the financial instruments for which fair value disclosure is required under SFAS 107. Management does not believe it is practicable to estimate the fair value of its debt.

     A substantial portion of the Company's debt obligations at June 30, 2001 was owed directly to its officers, directors, and shareholders (or to entities controlled by them). All other debt is owed to non-financial institutions. Accordingly, there is no market available to estimate the fair value of this debt.