Form 10-Q
period 2001-09-30
STANSBURY HOLDINGS CORP
filed 2001-11-19
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended September 30, 2001


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


            3435 South Yosemite Street, Suite 100, Denver, CO 80231
              -----------------------------------------------------
                    (Address of Principal Executive Offices)



                                 (720) 748-1407
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Old Address: 8811 East Hampden Avenue,#100
             Denver, Colorado 80231

                         No Change in telephone numbers

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

At September 30, 2001, there were 99,932,149 common shares issued and outstanding, $.001 par value.

ITEM 1 - Financial Statements





                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2001



                                                                        2001
                                                                   ------------
Assets

Current Assets:
    Cash and cash equivalents                                      $     11,487
    Accounts receivable                                                   3,984
    Inventories                                                         120,471
    Prepaid expenses                                                     15,024
                                                                   ------------

         Total Current Assets                                           150,966
                                                                   ------------

Property and Equipment, at cost:
    Mineral claims and projects,
        using full-cost method                                       22,130,234
    Buildings and mining equipment                                    3,040,574
    Other property and equipment                                         14,798
                                                                   ------------

                                                                     25,185,606

Less:  accumulated depreciation                                        (515,427)
                                                                   ------------

         Net Property and Equipment                                  24,670,179
                                                                   ------------

Other Assets:
    Reclamation bonds                                                    45,100
    Investment in Resource Vermiculite LLC                               50,000
                                                                   ------------

  Total Other Assets                                                     95,100
                                                                   ------------

Total Assets                                                       $ 24,916,245
                                                                   ============


Liabilities and Stockholders' Equity


Current Liabilities:
    Bank overdrafts
    Elk Creek acquisition obligations                              $    969,000
    Los Banos acquisition obligation                                    350,000
    Sweetwater acquisition obligations                                  138,000
    Current installments of long-term debt                              815,718
    Convertible notes payable to officers
        and shareholders                                                629,846
    Convertible note payable to related party                           130,000
    Other notes payable                                               2,172,515
    Accrued interest                                                    746,550
    Accrued payroll taxes                                               212,667
    Trade accounts payable                                            1,419,509
                                                                   ------------

         Total Current Liabilities                                    7,583,805

Long-Term Debt                                                                0
                                                                   ------------

         Total Liabilities                                            7,583,805
                                                                   ------------

Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 99,772,149 and
        94,748,901 at September 30, 2001 and
        2000, respectively                                               99,932
    Paid-in capital                                                  33,323,779
    Accumulated deficit                                             (16,091,271)
                                                                   ------------


         Total Stockholders' Equity                                  17,332,440
                                                                   ------------


Total Liabilities and Stockholders' Equity                         $ 24,916,245
                                                                   ============



           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH'S ENDING SEPTEMBER 30, 2001 AND 2000



                                                     2001              2000
                                                 ------------      ------------
Sales                                            $       --        $      9,756
Cost of sales                                               0                 0
                                                 ------------      ------------

Gross profit                                                0             9,756

Expenses:
    Operating                                         180,674           156,889
    General and administrative                        354,125           686,314
    Interest, conversion premiums,
        and equity inducements                         60,928           435,884
                                                 ------------      ------------

Total Expenses                                        595,727         1,279,087
                                                 ------------      ------------

Loss from operations                                 (595,727)       (1,269,331)

Other income                                               34                 0
                                                 ------------      ------------


Net Loss                                         $   (595,693)     $ (1,269,331)
                                                 ============      ============


Basic and diluted earnings per share:


    Net Loss                                     $      (0.01)     $      (0.02)
                                                 ============      ============

    Basic and diluted weighted average
        shares outstanding                         99,772,149        69,914,869
                                                 ============      ============

                 STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Three Months Ended
                                                            September 30
                                                         2001           2000
                                                     -----------    -----------
OPERATING ACTIVITIES
Net Income (Loss)                                    $  (595,693)   $(1,269,331)
Adjustments to reconcile
 Net Income (loss) to net cash provided
   by operations:
Stock issued for interest,Debt inducement and            (62,500)       661,974
compensation
Accounts Receivable                                        4,620              0
 Depreciation                                             39,893              0
 Prepaid Expenses                                          8,340        (32,342)
Inventory                                                 14,269        (45,888)
 Accounts Payable                                         56,008        179,376
Other Assets
 Accrued Interest Payable                                 38,263            592
 Accrued Payroll Taxes                                    12,500              0
 Other Current Liabilities                                20,890          2,688
                                                     -----------    -----------

      Net cash provided by (used in)
      Operating Activities                              (463,410)      (502,931)
                                                     -----------    -----------

INVESTING ACTIVITIES
Mineral property                                               0     (2,211,263)
Land                                                           0       (120,000)
 Other Property and Equipment                            (23,826)    (2,503,143)
 Development Costs                                       (88,200)       (14,632)
                                                     -----------    -----------


     Net cash provided by (used in)
     Investing Activities                               (112,026)    (4,849,038)
                                                     -----------    -----------


FINANCING ACTIVITIES
 Payments on Elk Creek obligations                             0              0
 Payments on Sweetwater obligations                      333,190              0
 Payments on convertible notes                                 0              0
 Satisfaction on convertible notes to shareholders             0              0
Increase in Accrued Interest on Convertible notes
and Notes payable                                              0              0
Stock Issued for conversion of Term Debt                 195,000      5,342,037
                                                     -----------    -----------

     Net cash provided by (used in)                      528,190      5,342,037
                                                     -----------    -----------
     Financing Activities

Net cash increase for period                             (47,247)        (9,932)

Cash at beginning of period                              (58,734)        52,228
                                                     -----------    -----------

Cash at end of period                                $    11,487    $   (62,160)
                                                     ===========    ===========

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


NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and was non-operating until June, 2000. At September 30, 2001, its negative working capital was approximately $7.6 million, and accumulated deficit was approximately $16.1 million.

During calendar 1999, the Company hired Aldine J. Coffman, Jr., as a new president who also now serves as chairman of the Board of Directors and chief executive officer. Eldon W. Brickle, Chief Operating Officer and Executive Vice-President, was elected to the Board on August 18, 2000. Daniel Yeungling and Dennis Staal were elected to the Board in early, 2000. Messrs. Coffman, Brickle, Yeungling and Staal constitute the entire Board of the Company. Messrs. Coffman, Brickle and Staal are members of the board or management committees of all wholly owned subsidiaries. Mr. Yeungling resigned from the board on November 6, 2001, "due to differences in opinions on management decisions."

There can be no assurances that the Company will be successful in obtaining the financing necessary to develop its mineral reserves. Nor can there be any assurances that other sources of funds can be obtained to cover general and administrative costs.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2001, consolidated financial statements reported in the Company's 10K-SB for that reporting period. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results. Operations of both the vermiculite and garnet projects continued during the reporting quarter, although vermiculite mining and concentration operations were temporarily suspended on March 8, 2001, pending certain plant rehabilitations, and Garnet operations were curtailed November 6, 2001, pending further funding.

NOTE 3

Common Stock to Issue represents monies received for common stock subscriptions for which stock was issued subsequently to the reporting period or remains obligated to be issued.

NOTE 4- COMMITMENTS AND CONTINGENCIES

The Company is obligated to the federal government for approximately $19,100 per year to maintain the ownership of its mineral claims. These funds are due and payable by noon, on September 1, each year, and have been paid through August 31, 2002.

Various legal proceedings and claims are pending against the Company. Some of the plaintiffs in these matters are certain of the Company's shareholders and former officers and directors, and others are trade creditors.

Actions brought by shareholders and former officers and directors generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At September 30, 2001, the principal amount of these obligations is included in short-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At September 30, 2001, the principal amount of these promissory notes is included in long-term debt under the caption "other".

Actions have also been brought by the Company with respect to the debt obligations that resulted from the Elk Creek acquisition and Los Banos acquisition, as well as for certain equipment acquisitions. Management believes that these matters will be settled for an amount not greater than the recorded amount of those obligations at September 30, 2001.

ITEM 2 - PLAN OF OPERATIONS:

GENERAL

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

     These operations may be summarized as follows:

(1) Dillon Vermiculite Mine and Mill: The Mine operation and mill operation began in earnest in November 2000, when the forest fire hazard was extinguished by winter snows. The operations continued until the end of February. During this four month period (with contained long holidays for Thanksgiving, hunting season Christmas and New Years) approximately 450 tons of vermiculite concentrate were produced, of which 120 tons were sold as concentrate, and 330 tons shipped to Los Banos for further processing. Overnight temperatures at the mine frequently touched 30 degrees below zero, Fahrenheit; employees worked 4x12, and moved campers to the mine to avoid the daily commutes home in the severe weather. All diesel equipment had to be left idling overnight, or it could not be started in the morning. The maintenance toll on equipment was prohibitive, and ever increasing breakdowns of the mill compounded with longer shut-downs following each breakdown, led management to conclude that replacing certain aging key segments of the mill would be mandatory before re-opening the mill. Among the key items were the replacement or reconfiguration of the concentration equipment, which struggled to maintain a 70% concentrate, and proved unable to produce the industry standard of 90%, which left the Los Banos facility as the sole suitable market source for concentrate. However, Los Banos's capacity of 5000 tons per year meant that the Dillon plant's product would have no market beyond 5000 tons per year. Budget estimates for capital equipment replacement varied, depending on sources and condition, but settled at about an expected cost of $350,000.

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

(3) Sweetwater Garnet Mine and Mill: The garnet operation was chosen in the late spring to become the primary operation of the company. It was a new mill, with reliable equipment, and needed little further capital expenditure. A loan was negotiated for up to $1,000,000, and draws against that loan, thru November 1, 2001, totaled $660,000. A new wash plant was acquired, buildings to house it and product storage were acquired, and concentrating equipment for the mine (which was a dry process, eliminating the need to shut down the mine during the winter months when using the existing wet concentration process). By the end of the summer, 1000 tons of ore concentrate had been produced from equipment ordered and installed on portable units for concentrating the mine feed. By October, 2001, concentrate was being fed into the mill, sized, given a final purity concentration, and then bagged, palletized and shrink wrapped for shipment. This operation was curtailed on November 6, when the lenders advised the company that in the present stock market conditions, they could not assure the delivery of the balance of the $1,000,000. Projected additional working capital requirements of the garnet operation through pro-forma positive cash flow (end of January 2002) as of November 6, was $220,000. At that time, indications to the company were that it could sell out its entire capacity of 12,000 tons per year to just three customers.

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

          (e) Finally, the consequences of the financial market crash in October/November, 2000, which have negatively impacted several funding programs upon which the Company was depending in order to timely obtain the capital needed for both equipment acquisitions and working capital resources. This recession/depression led to (i) the closing of funding by the Placement Agent of the $2.5 million loan for the vermiculite operation at a maximum of $960,000, and (ii) the curtailment of further funding by the Placement Agent of the $1.0 million loan for the garnet operation at a maximum of $660,000. The company is working to replace the this working capital underfunding represented by the shortfall of $1,780,000 of anticipated loan proceeds which were essential to the ongoing operations of the company.

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

               (c) Reactivation of Dillon vermiculite mine and concentration mill, upon completion of mill rehabilitation when such funding becomes available and the rule making is finalized.

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


                          PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS:

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

     (5) An Action has been filed by James R. Hindman, a former director, and four Hindman family members for various claims for the payment of monies, which the Company has denied in part, and counterclaimed as to the claim of James R. Hindman. Total monies owed under the combined claims are estimated by the company to be under $75,000.

     (6) An Action has been filed by Martin Peskin, a former director, for the repayment of a $10,000 loan to the company in 1998 and a $5000 loan in 2000, of which company records should $13,500 has been repaid. Since the litigation has commenced, the amount sought was reduced by $3,500, and is expected to be reduced by the further credit of $10,000. The company has cancelled checks for the payments.

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

     None.

ITEM 5 - OTHER INFORMATION:

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a) A Form 8-K filed was filed during the three months ended September 30, 2001, respecting a change in auditor for the company, for fiscal year ending June 30, 2001.

     (b) This 10-Q and the 10-K for the period ending June 30, 2001, both contain references to the resignation, effective November 6, 2001, of Daniel Yeungling as a director, "due to differences in opinions on management decisions."

SIGNATURES:

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 16, 2001      STANSBURY HOLDINGS CORPORATION


                              By:/s/ Aldine J. Coffman, Jr.
                              ALDINE J. COFFMAN, JR.,
                              Chief Executive Officer and
                              President


                              By:/s/ Dennis R. Staal
                              DENNIS R. STAAL, Chief Financial
                              Officer and Secretary-Treasurer, Director and Vice-President