Form 10-Q
period 2001-12-31
STANSBURY HOLDINGS CORP
filed 2002-02-14
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended December 31, 2001


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


          3435 South Yosemite Street, Suite 100, Denver, CO 80231-4601
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)



                                 (720) 748-1407
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                   Old Address: 8811 East Hampden Avenue,#100
                                Denver, Colorado 80231

                       New Telephone Number: 720-748-7786

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

At December 31, 2001, there were 99,975,149 common shares issued and outstanding, $.001 par value.

ITEM 1 - Financial Statements


                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                           CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2001

                                                                        2001

Assets

Current Assets:
    Accounts Receivable                                            $      3,984
    Inventory                                                      $    120,471
    Prepaid expenses                                               $     17,541
    Other
                                                                   ------------

         Total Current Assets                                      $    141,996

Land                                                               $    120,000

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method                           $ 23,604,554
    Buildings                                                      $  1,520,043
    Other property and equipment                                   $     14,798

                                                                   ------------
                                                                   $ 25,139,395

Less:  accumulated depreciation                                    $   (592,808)
                                                                   ------------

         Net Property and Equipment                                $ 24,546,587

Other Assets:
    Reclamation bonds                                              $     45,100
    Investment in Resource Vermiculite LLC                         $     50,000
    Deposits                                                       $        260
                                                                   ------------

  Total Other Assets                                               $     95,360

Total Assets                                                       $ 24,903,943
                                                                   ============



Liabilities and Stockholders' Equity


Current Liabilities:
    Bank overdrafts                                                $        307
    Elk Creek acquisition obligations                              $    969,000
    Los Banos acquisition obligation                               $    350,000
    Sweetwater acquisition obligation                              $    123,000
    Current installments of long-term debt                         $    820,718
    Convertible notes payable to officers
        and shareholders                                           $    614,846
    Convertible note payable to related party                      $    130,000
   Other notes payable                                             $  2,275,774
    Accrued Expense                                                $     15,826
    Accrued interest                                               $    746,550
    Accrued Payroll tax                                            $    241,709
    Trade accounts payable                                         $  1,725,622

                                                                   ------------

         Total Current Liabilities                                 $  8,013,350

Long-Term Debt                                                     $       --
                                                                   ------------

         Total Liabilities                                         $  8,013,350
                                                                   ------------

Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 99,975,149 and
        99,717,149 at December 31, 2001 and
        2000, respectively                                         $     99,975
    Paid-in capital                                                $ 33,334,486
    Accumulated deficit                                            $(16,543,868)
                                                                   ------------


         Total Stockholders' Equity                                $ 16,890,593
                                                                   ------------


Total Liabilities and Stockholders' Equity                         $ 24,903,943
                                                                   ============



           See Accompanying Notes to Consolidated Financial Statements

                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
              FOR THE SIX MONTHS ENDING DECEMBER 31, 2001 AND 2000



                                                      2001               2000


Sales                                             $       --       $     45,638
Cost of sales                                     $       --       $       --
                                                  -------------    ------------

Gross profit                                      $       --       $     45,638

Expenses:
    Operating                                     $    267,687     $    390,195
    General and administrative                    $    704,108     $  1,394,180
    Interest, conversion premiums,
        and equity inducements                    $     76,494     $  1,124,078
                                                  -------------    ------------

Total Expenses                                    $  1,048,289     $  2,908,453

Loss from operations                              $ (1,048,289)    $ (2,862,815)

Other income                                      $       --       $       --

Loss before extraordinary item                    $       --       $       --

Extraordinary gain from debt restructuring        $       --       $       --


Net Loss                                          $ (1,048,289)    $ (2,862,815)


Basic and diluted earnings per share:

    Loss from continuing operations               $      (0.01)    $      (0.03)

    Extraordinary gain                            $       --       $       --


    Net Loss                                      $      (0.01)    $      (0.03)

    Basic and diluted weighted average
        shares outstanding                          99,975,149       99,717,149



           See Accompanying Notes to Consolidated Financial Statements

                STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            December 31

                                                        2001           2000
OPERATING ACTIVITIES

Net Income (Loss)                                    $(1,048,290)   $(2,862,815)
Adjustments to reconcile
 Net Income (loss) to net cash provided
   by operations:
Stock issued for interest,Debt inducement and        $   (72,500)
compensation
Accounts Receivable                                  $     4,620    $   (29,726)
 Depreciation                                        $    39,214
 Prepaid Expenses                                    $     5,564    $   (26,380)
Inventory                                            $    14,269    $      --
 Accounts Payable                                    $   310,610    $   523,644
Other Assets
 Accrued Interest Payable                            $    38,518    $       592
 Other Current Liabilities                           $    57,112    $    18,600

      Net cash provided by (used in)
      Operating Activities                           $  (650,883)   $(2,376,085)

INVESTING ACTIVITIES

Mineral property                                                    $(2,211,263)
Land                                                 $  (120,000)
 Other Property and Equipment                        $   (97,616)   $(2,773,408)
 Development Costs                                   $   (88,200)   $   (19,250)


     Net cash provided by (used in)
     Investing Activities                            $  (185,816)   $(5,123,921)


FINANCING ACTIVITIES

 Notes Payable                                                      $ 1,160,000
 Payments on Elk Creek obligations
 Payments on Sweetwater obligations                  $   421,449
 Payments on convertible notes
 Satisfaction on convertible notes to shareholders
Increase in Accrued Interest on Convertible notes
and Notes payable
Stock Issued for conversion of Term Debt             $   278,150    $ 6,348,051

     Net cash provided by (used in)                  $   699,599    $ 7,559,099
     Financing Activities

Net cash increase for period                         $  (137,100)   $   (85,763)

Cash at beginning of period                          $       (19)   $    52,228

Cash at end of period                                $      (306)   $     9,848




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


NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and was non-operating until June, 2000. At December 31, 2001, it's negative working capital was approximately $7.9 Million, and accumulated deficit was approximately $16.5 Million.

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

Management believes that, despite the financial and funding difficulties going forward, it now has a business plan that, if successfully funded and executed, will result in the development of its mining claims thereby improving operating results. Vermiculite mining and concentration operations were temporarily suspended on March 8, 2001, pending certain plant rehabilitations, and Garnet operations were curtailed November 6, 2001, pending further funding, although the Garnet Operations resumed on January 15, 2002, with the additional funding forthcoming.

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

Actions brought by shareholders and former officers and directors generally pertain to default in the repayment terms of amounts loaned to the Company. The Company is accruing interest on these amounts pursuant to the terms of the underlying obligations. At December 31, 2001, the principal amount of these obligations is included in short-term debt under the caption "officers, directors and shareholders."

Actions brought by certain trade creditors and others have resulted in the Company issuing promissory notes payable to those creditors. The Company is accruing interest on these amounts pursuant to the terms of the promissory notes. At December 31, 2001, the principal amount of these promissory notes is included in long-term debt under the caption "other".

Actions have also been brought by the Company with respect to the debt obligations that resulted from the Elk Creek acquisition and Los Banos acquisition, as well as for certain equipment acquisitions. Management believes that these matters will be settled for an amount not greater than the recorded amount of those obligations at December 31, 2001.

ITEM 2 - PLAN OF OPERATIONS:

GENERAL

         Management's goal for Stansbury is to rapidly evolve the company from an exploration and development stage entity to an operating and production entity, capable of sustaining itself financially from revenues from production. During the fiscal year, the company at one time or another commenced operations at its Dillon Vermiculite Mine and Mill, its Los Banos Exfoliation Plant, and its Sweetwater Garnet mine and mill, and had revenues from each source. However, the working capital of the company was insufficient to sustain operations until cash flow could be sustained.

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

(2) Los Banos Exfoliation Plant: all 330 tons shipped to Los Banos were exfoliated and most of the product sold, accounting for the majority of the revenue from sales for the preceding year ($135,000). However, the processing of the ore in the rotary furnaces failed to give the full expansion rate, due to lower than required furnace temperatures, resulting in less than projected revenue per ton, since sales prices were based upon volume. An investment in new temperature probes and controls was made in February, and the higher temperatures for exfoliation appeared to correct the problem, although the higher temperatures also threatened a compliance problem in terms of nitrous oxide emissions. The exfoliation plant was shut down and its crew also laid off during the spring, 2001, due to lack of product supply from Dillon. To re-start the Los Banos Plant, with new "NoNox" burners, would require a capital expenditure of $90-120,000, in order to ensure compliance with volume "Nox" emissions, which otherwise constrain operations to six hours per day.

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

(3) Sweetwater Garnet Mine and Mill: The garnet operation was chosen in the late spring to become the primary operation of the company. It was a new mill, with reliable equipment, and needed little further capital expenditure. A loan was negotiated for up to $1,000,000, and draws against that loan, thru November 1, 2001, totaled $660,000. A new wash plant was acquired, buildings to house it and product storage were acquired, and concentrating equipment for the mine (which was a dry process, eliminating the need to shut down the mine during the winter months when using the existing wet concentration process). By the end of the summer, 1000 tons of ore concentrate had been produced from equipment ordered and installed on portable units for concentrating the mine feed. By October, 2001, concentrate was being fed into the mill, sized, given a final purity concentration, and then bagged, palletized and shrink wrapped for shipment. This operation was curtailed on November 6, when the lenders advised the company that in the present stock market conditions, they could not assure the delivery of the balance of the $1,000,000. However, the lenders resumed funding in January, 2002, and operations resumed on January 15, 2002.

         The unanticipated circumstances which have frustrated the Company's attempts to sustain operations during the preceding fiscal year for each facility are numerous. Among these circumstances were:

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

         (e) Finally, the consequences of the financial market crash in October/November, 2000, which have negatively impacted several funding programs upon which the Company was depending in order to timely obtain the capital needed for both equipment acquisitions and working capital resources. This recession/depression led to (i) the closing of funding by the Placement Agent of the $2.5 million loan for the vermiculite operation at a maximum of $960,000, and (ii) the curtailment of further funding by the Placement Agent of the $1.0 million loan for the garnet operation at a maximum of $660,000. The company is working to replace the this working capital under funding represented by the shortfall of $1,780,000 of anticipated loan proceeds which were essential to the ongoing operations of the company.

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

         As a consequence of all of the foregoing, the company has chosen to focus first on placing the garnet operations into full production, then re-activating the vermiculite mining and milling operation if such proves feasible under the final form of Rule 3809. The schedules for such are as follows:

                  (a) As of January 2002: Garnet mine and mill operation, with mine and mill production at a monthly rate of 1000 tons of product (equivalent to an annual rate of 12,000 tons per year of product); the company has approximately 2000 tons of contained garnet in 90% plus concentrate stockpiled, which is immediately available for final processing. An extensive distributor network is planned, and is in the process of being implemented. The Company's website, www.sweetwatergarnet.com, is now operational as an informative and
         ------------------------
         interactive order placement site for customers and distributors.

                  (b) As soon as funds are available: Re-start or possible relocation, of exfoliation plant from Los Banos, California, and upgrade of the plant as necessary to meet permit compliance requirements at the situs of the relocation. Several sources of vermiculite concentrate have been established to assure adequate feed to the relocated plant, in the event that the Dillon mine and mill are not operational in time to meet supply requirements. The company in December 2001 tested a 100 pound sample of coarse ore from Uganda, and is pleased with the results. Negotiations are underway to obtain sufficient quantities of that ore to enable the Los Banos project to maintain a stand alone profit center for the company.

                  (c) Reactivation of Dillon vermiculite mine and concentration mill, upon completion of mill rehabilitation when such funding becomes available and the rule making is finalized.

EXPLORATION STAGE ACTIVITIES

         The Company contemplates a re-evaluation of its ore reserve position in Hamilton. During the summer of 2001, the company completed the reclamation of the 1985-90 disturbances at the Hamilton site, subject to reseeding the sight in the Spring of 2002.

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

(3) A Notice of default on the note with Nevada Vermiculite,L.L.C. that the Company has failed to make a $130,000 mortgage principal payment plus interest due October 28,1999. Nevada Vermiculite has filed a foreclosure action, and the company has responded by counterclaiming against Nevada Vermiculite for damages for breach of its obligation to provide the working capital for the mining and milling operation at Dillon. Trial on the issues will be scheduled pending resolution of pretrial motions. In January, 2002, the court in Montana ruled that the plaintiff's may proceed to foreclosure, and that the counterclaims of the company are properly to be arbitrated. Since that ruling, other claimants to the property have petitioned to intervene in the case.

(4) A Notice of default on payment of minimum royalties by the Company, issued by the Bill and Helen Hand Estate, Roger Pierce Trust and KPS Mining Company for failure to pay approximately $147,000 plus interest. The Company is pursuing financing to cure the default. An action to collect the royalties pursuing to the default, and to seek other remedies was filed by the assignee of the Pierce Trust and KPS Mining, in the final calendar quarter of 2001.

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

(12) Recent operations (see Plan of Operations, below), have resulted in new unpaid trade payables from vendors to the Dillon Vermiculite Operation and Los Banos Operation. Several of these vendors have filed suit and two have obtained judgment. Payments are being made, or are planned, for the disposition of these matters. The totals in litigation are less than $100,000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS:

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None.

ITEM 5 - OTHER INFORMATION:

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     None

SIGNATURES:

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 14, 2002      STANSBURY HOLDINGS CORPORATION


                              By:/s/ Aldine J. Coffman, Jr.
                              --------------------------------------
                              ALDINE J. COFFMAN, JR.,
                              Chief Executive Officer and
                              President


                              By:/s/ Eldon W. Brickle
                              --------------------------------------
                              ELDON W. BRICKLE, Chief Operating
                              Officer, Director and
                              Vice-President