Form 10-Q
period 2002-03-31
STANSBURY HOLDINGS CORP
filed 2002-05-14
CIK 93566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended March 31, 2002


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

At March 31, 2002, there were 99,975,149 common shares issued and outstanding, $.001 par value.

ITEM 1 - Financial Statements



                 STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

                                                                       2002
                                                                   ------------
                                                                    (Unaudited)
Assets

Current Assets:
    Cash                                                           $     25,159
    Accounts Receivable                                            $      3,984
    Inventory                                                      $    120,471
    Prepaid expenses                                               $        100
                                                                   ------------

         Total Current Assets                                      $    149,713

Land                                                               $    120,000

Property and Equipment, at cost:
    Undeveloped mineral claims and
        projects, using full-cost method                           $ 23,620,654
    Buildings                                                      $  1,520,043
    Other property and equipment                                   $     14,798

                                                                   ------------
                                                                   $ 25,155,495

Less:  accumulated depreciation                                    $   (670,190)
                                                                   ------------

         Net Property and Equipment                                $ 24,485,305

Other Assets:
    Reclamation bonds                                              $     45,100
    Investment in Resource Vermiculite LLC                         $     50,000
    Deposits                                                       $        260
                                                                   ------------

  Total Other Assets                                               $     95,360

Total Assets                                                       $ 24,850,379
                                                                   ============




Liabilities and Stockholders' Equity


Current Liabilities:
    Elk Creek acquisition obligations                              $    969,000
    Los Banos acquisition obligation                               $    350,000
    Sweetwater acquisition obligation                              $    123,000
    Current installments of long-term debt                         $    820,718
    Convertible notes payable to officers
        and shareholders                                           $    614,846
    Convertible note payable to related party                      $    130,000
   Other notes payable                                             $  2,438,608
    Accrued Expense                                                $      8,523
    Accrued interest                                               $    952,106
    Accrued Payroll tax                                            $    259,611
    Trade accounts payable                                         $  1,850,870

                                                                   ------------

         Total Current Liabilities                                 $  8,517,282

Long-Term Debt                                                     $       --
                                                                   ------------

         Total Liabilities                                         $  8,517,282
                                                                   ------------

Stockholders' Equity:
    Common stock, par value $0.001,
        authorized 100,000,000, issued
        and outstanding 99,975,149 and
        99,772,149 at March 31, 2002 and
        2001, respectively                                         $     99,975
    Paid-in capital                                                $ 33,334,486
    Accumulated deficit                                            $(17,101,364)
                                                                   ------------


         Total Stockholders' Equity                                $ 16,333,097
                                                                   ------------


Total Liabilities and Stockholders' Equity                         $ 24,850,379
                                                                   ============



           See Accompanying Notes to Consolidated Financial Statements



                            STANSBURY HOLDINGS CORPORATION AND SUBISIDARIES
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION
                  FOR THE THREE MONTHS AND NINE MONTHS ENDING MARCH 31, 2002 AND 2001



                                                    3 MONTHS                       9 MONTHS
                                              2002             2001         2002             2001
                                         ----------------------------    ----------------------------
Sales                                    $       --      $    122,687    $       --      $    168,325
Cost of sales                            $       --      $       --                      $       --
                                         ----------------------------    ----------------------------

Gross profit                             $       --      $    122,687    $       --      $    168,325

Expenses:
    Operating                            $    114,388    $    380,362    $    382,075    $    770,558
    General and administrative           $    217,155    $    203,938    $    921,263    $  1,598,117
    Interest, conversion premiums,
        and equity inducements           $    225,954    $    301,165    $    302,448    $  1,425,243
                                         ----------------------------    ----------------------------

Total Expenses                           $    557,497    $    885,465    $  1,605,786    $  3,793,918

Loss from operations                     $   (557,497)   $   (762,778)   $ (1,605,786)   $ (3,625,593)


Net Loss                                 $   (557,497)   $   (762,778)   $ (1,605,786)   $ (3,625,593)


Basic and diluted earnings per share:

    Loss from continuing operations      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)

    Extraordinary gain                   $       --      $       --      $       --      $       --


    Net Loss                             $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)

    Basic and diluted weighted average
        shares outstanding                 99,975,149      99,772,149      99,975,149      98,132,733




                            STANSBURY HOLDINGS CORPORATION AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                                  March 31
                                                                           2002              2001
                                                                       ------------       ------------
OPERATING ACTIVITIES
Net Income (Loss)                                                      $(1,605,786)       $(3,625,592)
Adjustments to reconcile
 Net Income (loss) to net cash provided
   by operations:
Stock issued for interest,Debt inducement and                          $   (72,500)
compensation
Accounts Receivable                                                    $     4,620        $   (28,495)
 Depreciation                                                          $    58,037
 Prepaid Expenses                                                      $    23,265        $    (5,860)
Inventory                                                              $    14,269        $  (111,440)
 Accounts Payable                                                      $   429,858        $   677,616
Other Assets
 Accrued Interest Payable                                              $   244,074        $  (499,381)
 Other Current Liabilities                                             $    67,453        $   611,197

      Net cash provided by (used in)
      Operating Activities                                             $  (836,711)       $(2,981,955)

INVESTING ACTIVITIES
Mineral property                                                                          $(2,211,263)
Land                                                                                      $  (120,000)
 Other Property and Equipment                                          $  (113,715)       $(2,850,863)
 Development Costs                                                     $   (88,200)       $   (20,557)


     Net cash provided by (used in)
     Investing Activities                                              $  (201,915)       $(5,202,683)


FINANCING ACTIVITIES
 Notes Payable                                                                            $ 1,506,500
 Payments on Elk Creek obligations
 Payments on Sweetwater obligations                                    $   584,283
 Payments on convertible notes
 Satisfaction on convertible notes to shareholders
Increase in Accrued Interest on Convertible notes
and Notes payable
Stock Issued for conversion of Term Debt                               $   284,150        $ 6,635,021

     Net cash provided by (used in)                                    $   868,433        $ 8,141,521
     Financing Activities

Net cash increase/decrease for period                                  $  (170,194)       $   (43,117)

Cash/Overdraft at beginning of period                                  $       (19)       $    52,228

Cash at end of period                                                  $    25,159        $    52,493





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


NOTE 2 - GOING CONCERN STATEMENT

The Company emerged from Chapter 11 bankruptcy proceedings during 1985, and was non-operating until June, 2000. At March 31, 2002, it's negative working capital was approximately $8.4 Million, and accumulated deficit was approximately $17.1 Million.

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


NOTE 5-SUBSEQUENT EVENTS

         (A) Garnet Operations: The wash plant addition to the Dillon Garnet Finishing Mill, located south of Dillon, Montana on Interstate-15, saw the completed installation of its equipment, pumps and associated facilities, and the start-up of operations, in late April, 2002. The mill is now experiencing full throughput operations.

         (B) California Exfoliation Project Joint Venture: In April 2002, the Company and IBI Corporation engaged a Project Manager for the joint venture to be known as Vermiculite Worldwide, and received the first 100 tons of large particle size vermiculite from the IBI Resources Uganda vermiculite mine and mill.

         (C) Evaluation of Dillon Vermiculite Mill Beneficiation Processes: the Company has concluded from preliminary engineering studies that a dry separation process, such as winnowing, may not be the best, or most efficient or feasible manner, to produce 90% vermiculite concentrate from the ores at either Hamilton or Dillon, and that a wet process may be required. The capital cost, and permitting expenditures, to modify the mill, are under consideration. There is, accordingly, no timetable to resume mining or milling at Dillon.

ITEM 2 - PLAN OF OPERATIONS:

GENERAL

         Management's goal for Stansbury is to rapidly evolve the company from an exploration and development stage entity to an operating and production entity, capable of sustaining itself financially from revenues from production.

         To effect this goal, Management has given priority to two operations:
(1) the Sweetwater Garnet Mine and Mill, and (2) the California exfoliation, at the Company's Los Banos facility or elsewhere, of vermiculite concentrate imported from Uganda.

         These operations may be summarized as follows:

(1) Sweetwater Garnet Mine and Mill: The garnet operation was chosen to become the primary operation of the company. It is the most recently constructed of the companies assets, with reliable equipment, and needed little further capital expenditure. In mid-January, 2002, funding of the start-up resumed with draws against a loan in place of up to $1,000,000. Construction of a new wash plant at the finishing Mill near Dillon was commenced in the quarter, and recently put into operation, with the full finishing mill circuit. Garnet product is now being processed and orders for product have been obtained, with several sales made since the end of the reporting quarter (see Subsequent Events Note)

(2) California Exfoliation Operation: In March, 2002, the Company entered into a joint venture with IBI Corporation (Toronto Stock Exchange: ("YIB.T". The joint venture, a proposed Delaware limited liability company, to be named Vermiculite Worldwide Limited, is to be owned 50% by a new Stansbury subsidiary, and 50% by IBI Corporation. The purpose of the joint venture is to exfoliate and market vermiculite in the Western hemisphere. Product from Uganda will be shipped to California, and expanded at either the Los Banos Vermiculite Plant of the Company's subsidiary, International Vermiculite (California), Inc., or at other locations. A project manager has been engaged to manage the joint venture, and he assumed operational control of the joint venture in April, 2002. Over 100 tons of vermiculite concentrate from Uganda has been delivered to the joint venture in California (see Subsequent Events Note)

(3) At this time, the company has no plans for the immediate resumption of operations at its Dillon Vermiculite Mine and Mill, near Dillon, Montana, or any operations at its Hamilton Vermiculite Project near Hamilton Montana. With severe working capital constraints as noted above, the Company has viewed it to be necessary to postpone any expenditures on these projects until positive cash flow becomes available from the Garnet and California Vermiculite Exfoliation projects.

         The Company is also mindful of the unanticipated circumstances which have frustrated the Company's attempts to sustain operations during the preceding fiscal year for each vermiculite mine project, especially the fire season of 2000, which prompted the US Department of Interior (through its Bureau of Land Management) and the State of Montana, to essentially shut down all mining operations on the public domain in the areas of our vermiculite facilities, from mid-summer until the onset of winter in November, 2000. The present drought conditions in the southwestern United States, which in some areas are reported to the worst in over 100 years, may lead to a repeat of these prohibitions, and the company can ill-afford that risk at this time.

     Management is also re-evaluating the mill circuit at Dillon as its pertains to the upgrading of vermiculite ore from a mine run of 20-30%, to a commercial grade requirement of 90% contained vermiculite. (see Subsequent Event Note)

EXPLORATION STAGE ACTIVITIES

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

LIQUIDITY AND FINANCE

          The Company has been inactive and non-operating for most of its 30 years prior to the current fiscal year; consequently, it is questionable as to whether or not it can remain a going concern. The primary activity in the past few years has been to preserve and maintain mineral leases and claims. Little actual mining has occurred since the Company acquired its, until the commenced its operation late in the Fiscal Year ending June 30, 2000. The Company has had no income since 1991, until the forth quarter the Fiscal Year ending June 30, 2000, and has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital commitments, as well as four secured loans obtained in the current fiscal year. The Company has had no income of consequence since March 31, 2001.


    PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS:

(1) An action against the Company by Ellsworth, Wiles & Chalphin, P.C., filed in the Court of Common Pleas, Bucks County, Pennsylvania, on September 14, 1998. James G. Wiles ("Wiles") acted as former counsel to the Company as partner in Ellsworth, Wiles & Chalphin, P.C. The complaint alleges $69,654.95 is due for legal services rendered by Wiles on behalf of the Company. The matter was settled for $60,000, to be paid on a scheduled pay-out, but the company was unable to meet the schedule.

 (2) The Montana Department of Environmental Quality issued two Notices of Noncompliance regarding disturbances at the Dillon Vermiculite Property and the Hamilton Property with Civil penalties totaling $42,950. With respect to Dillon Project, the Company had been negotiating with the Department of Environmental Quality to pay $20,000 and to complete $20,000 in reclamation work on various abandoned mine sites around the State. With respect to the Hamilton Project, the proposed penalty is $500.


(3) A Notice of default on the note with Nevada Vermiculite, L.L.C. that the Company has failed to make a $130,000 mortgage principal payment plus interest due October 28,1999. Nevada Vermiculite has filed a foreclosure action, and the company has responded by counterclaiming against Nevada Vermiculite for damages for breach of its obligation to provide the working capital for the mining and milling operation at Dillon. Trial on the issues will be scheduled pending resolution of pretrial motions. In January, 2002, the court in Montana ruled that the plaintiff's may proceed to foreclosure, and that the counterclaims of the company are properly to be arbitrated. Since that ruling, other claimants to the property have petitioned to intervene in the case.

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

(7) An Action has been filed by Sami Samani, a former director, for the repayment of loan to the company made between 1989 and 1991. The amount loaned is in dispute, the Plaintiff claiming $325,000, and the company disputing that amount based upon its audited financials for the periods from 1989 forward. In this quarter, Sami Samani dismissed his action in New Jersey, and intervened in the Hamilton foreclosure action (see item 3 above). In the same action, Peter Samani sued for $12,000 plus interest for a loan from 1994 or so; that claim was settled and is scheduled for payment.


(8) An Action has been filed by the assignor of Theodore Cohn for the repayment of $30,000 loan to the company in 2000; this action has been formally settled for $30,000, with scheduled payments, and $10,000 has been paid pursuant to the settlement, leaving a balance to be paid.

(9) The seller to Stansbury of the Los Banos Exfoliation Plant has filed a foreclosure action in California for the recovery of the balance of the monies due on the acquisition, of $350,000, plus interest. That matter has been resolved through a renegotiation of the terms and conditions of the debt, in connection with the matters affiliated with the formation of the Stansbury/IBI formation.

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

(12) Recent operations (see Plan of Operations, below), have resulted in new unpaid trade payables from vendors to the Dillon Vermiculite Operation and Los Banos Operation. Several of these vendors have filed suit and several have obtained judgments. Payments are being made, or are planned, for the disposition of these matters. The totals in litigation are less than $100,000.

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

DATED: May 14, 2002        STANSBURY HOLDINGS CORPORATION


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